Form 10-Q
period 1995-04-30
ANDROS INC
filed 1995-06-12
CIK 352425

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---                    SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                                APRIL 30, 1995

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---                    SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-11062

                              ANDROS INCORPORATED
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          94-1674541
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


                               2332 FOURTH STREET
                       BERKELEY,  CALIFORNIA  94710-2402
                    (Address of principal executive offices)
                                   (Zip code)

                           TELEPHONE:  (510) 849-5700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   XX                No
                                ----                   ----


APPLICABLE ONLY TO CORPORATE ISSUERS: Number of shares of Common Stock, $.01 par value outstanding as of April 30, 1995 was 4,542,000.

                                     INDEX

PART I   FINANCIAL INFORMATION                                                    PAGE
     Condensed Consolidated Balance Sheet
         April 30, 1995                                                            3
         July 31, 1994                                                             3

     Condensed Consolidated Income Statement
         Quarter and Nine Months Ended April 30, 1995                              4
         Quarter and Nine Months Ended April 24, 1994                              4

     Condensed Consolidated Statement of Cash Flows
         Nine Months Ended April 30, 1995                                          5
         Nine Months Ended April 24, 1994                                          5

     Notes to Condensed Consolidated Financial Statements                          6

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                    7-9


PART II  OTHER INFORMATION

     Exhibits and Reports on Form 8-K                                             10

     Signatures                                                                   11

                              ANDROS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                          April 30, 1995            July 31,1994
                                                          --------------            ------------
                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,408,000             $ 3,431,700
   Short-term investments, available-for-sale                 24,077,200              22,592,200
   Accounts receivable, net                                   11,182,800               9,957,500
   Inventories                                                14,684,700               8,755,000
   Prepaid expenses                                              457,000                 335,200
                                                             -----------             -----------
      Total current assets                                    51,809,700              45,071,600

Plant and equipment, net                                       5,303,100               5,730,800
Goodwill, other intangibles and other, net                     6,775,800               7,295,100
                                                             -----------             -----------
                                                             $63,888,600             $58,097,500
                                                             ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $ 4,250,200             $ 1,331,400
   Accrued liabilities                                         1,025,400               1,170,200
   Income taxes payable                                          277,400                 306,500
                                                             -----------             -----------
      Total current liabilities                                5,553,000               2,808,100

Deferred income taxes                                            114,200                 514,200
                                                             -----------             -----------

      Total liabilities                                        5,667,200               3,322,300
                                                             -----------             -----------

Shareholders' equity:
   Common shares - $.01 par value, 10,000,000
     shares authorized; outstanding 4,542,000
     and 4,534,000                                            33,524,400              33,219,200
   Retained earnings                                          24,697,000              21,556,000
                                                             -----------             -----------
      Total shareholders' equity                              58,221,400              54,775,200
                                                             -----------             -----------
                                                             $63,888,600             $58,097,500
                                                             ===========             ===========


   See accompanying notes to the condensed consolidated financial statements.

                              ANDROS INCORPORATED
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)

                                                 Quarter ended                    Nine months ended
                                                 --------------                   -----------------
                                             4/30/95          4/24/94          4/30/95          4/24/94
                                             -------          -------          -------          -------
Sales                                      $10,417,600      $14,524,600      $34,729,800      $44,614,100
Cost of sales                                6,300,300        8,674,500       20,349,700       26,277,200
                                           -----------      -----------      -----------      -----------

Gross profit                                 4,117,300        5,850,100       14,380,100       18,336,900
                                           -----------      -----------      -----------      -----------

Expenses and other income:
  Research and development                   1,114,700        1,188,900        3,599,800        3,142,500
  Marketing, general
      and administrative                     2,436,400        2,336,100        7,271,800        6,034,500
  Interest and other income, net              (342,900)        (375,900)      (1,052,700)        (827,400)
                                           -----------      -----------      -----------      -----------

                                             3,208,200        3,149,100        9,818,900        8,349,600
                                           -----------      -----------      -----------      -----------

Income before income taxes                     909,100        2,701,000        4,561,200        9,987,300
Income tax provision                           290,900          927,300        1,420,200        3,424,300
                                           -----------      -----------      -----------      -----------

Net income                                 $   618,200      $ 1,773,700      $ 3,141,000      $ 6,563,000
                                           ===========      ===========      ===========      ===========

Earnings per share
  of common stock                                 $.13             $.36             $.65            $1.37
                                                  ====             ====             ====            =====

Average share and outstanding
  common share equivalents                   4,814,100         4,910,000       4,814,100        4,789,200
                                             =========         =========       =========        =========





   See accompanying notes to the condensed consolidated financial statements.

                              ANDROS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine months ended
                                                                                  -----------------

                                                                        April 30, 1995         April 24, 1994
                                                                        --------------         --------------
Cash flows from operating activities:
    Net income                                                            $ 3,141,000            $ 6,563,000
    Adjustments to reconcile net income to
       net cash flows from operating activities:
             Depreciation and amortization                                  1,780,900              2,638,400
             Deferred income taxes                                           (400,000)              (793,300)
             Changes in assets and liabilities,
                net of amounts acquired in 1994:
                   Accounts receivable, net                                (1,225,300)               599,400
                   Inventories                                             (5,929,700)            (1,651,700)
                   Prepaid expenses                                          (121,800)               (90,500)
                   Accounts payable and accrued liabilities                 2,774,000                26,4000
                   Income taxes payable                                       (29,100)               244,400
                                                                          -----------            -----------
                          Net cash flows from operating activities            (10,000)             7,536,100
                                                                          -----------            -----------

Cash flows from investing activities:
       Change in short-term investments                                    (1,485,000)              (855,400)
       Payment for purchase of Scitec Corporation,
              net of cash acquired                                                  0             (6,977,000)
       Capital expenditures                                                  (824,100)              (360,300)
       Change in other assets                                                  (9,800)              (309,600)
                                                                          -----------            -----------
Net cash flows from investing activities                                   (2,318,900)            (8,502,300)
                                                                          -----------            -----------

Cash flows from financing activities:
       Proceeds from issuance of common stock, net                            282,700                968,300
       Repayment of shareholder note receivable                                22,500                 30,400
                                                                          -----------            -----------
                         Net cash flows from financing activities             305,200                998,700
                                                                          -----------            -----------
Net change in cash and cash equivalents                                    (2,023,700)                32,500
Cash and cash equivalents at beginning of period                            3,431,700              2,551,600
                                                                          -----------            -----------
Cash and cash equivalents at end of period                                $ 1,408,000            $ 2,584,100
                                                                          ===========            ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased all of the capital stock of Scitec Corporation for $7,000,000 in the second quarter of fiscal 1994. In conjunction with the acquisition, liabilities were assumed as follows:

         Fair value of assets acquired                     $ 8,171,300
         Cash paid for the capital stock                    (7,000,000)
                                                           -----------

         Liabilities assumed                               $ 1,171,300


   See accompanying notes to the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of April 30, 1995 and the income and cash flows for the periods presented. Registrant operates on a 52-53 week fiscal year ending the last Sunday in July. The results of operations for the three and nine months periods ended April 30, 1995 and April 24, 1994 are not necessarily indicative of the results to be expected for the entire year.


NOTE 2

Inventories:                      April 30, 1995         July 31, 1994
                                  --------------         -------------
                                    (unaudited)
  Raw material                      $12,445,800            $6,055,300
  Work in process                     1,775,400             1,401,700
  Finished goods                        463,500             1,298,000
                                    -----------            ----------
                                    $14,684,700            $8,755,000
                                    ===========            ==========

NOTE 3

Investments in debt and equity securities:

Effective August 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities". Adoption of SFAS No. 115 had no material effect on the Company's financial position or results of operations. In accordance with the provisions of SFAS No. 115, the Company classifies its investments, and accounts for changes in fair value, as follows:

# Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

# Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

# Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

Investments at April 30, 1995 and July 31, 1994 consist principally of United States treasury notes and municipal obligations (principally various State of California and various California county and agency obligations). These investments are classified as available-for-sale securities and are stated at cost which approximates fair value.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The industry in which the Company competes, as well as the markets that it serves, may be characterized by cyclical market patterns as a consequence of, among other things, business cycles, regulatory changes or general economic conditions affecting the timing of orders from major customers. Substantial variations in the operations of the Company's customers or in the demand for their products has in the past and may in the future cause substantial variations in sales and profitability from quarter to quarter. The Company's sales may also be adversely affected by competition from third parties, including customers that may elect to develop internally products comparable to those of the Company. In addition, demand for the Company's automotive and spectrum analysis instrumentation may be substantially affected by the enactment, timing, extent and severity of state, federal and foreign laws governing inspection of automotive emissions and levels of lead contaminants. The Company has experienced fluctuations in sales of such products as well as in demand for particular product enhancements as a result of actual or perceived changes in regulatory requirements. Legislation or regulations resulting in stricter enforcement of, or more stringent specifications for, testing of automotive emissions has resulted in periodic increases in sales and the development of enhanced new products. Conversely, decreases in sales have resulted, and may result in the future, from actual or perceived delays in or weakening of enforcement standards. The Company expects such fluctuations to continue in the future. In particular, state programs related to inspection of automotive emissions have recently been subject to reconsideration in a number of states where legislators are seeking to reduce regulation and otherwise weaken these programs. If these efforts are successful, the Company's sales would be adversely affected.

In addition, because Andros' products are sold primarily to OEM customers for incorporation into their end user products, the volume and timing of the Company's sales are largely dependent on the volume and timing of sales by the Company's customers. Delays in release of orders or failure to place new orders could have a substantial impact on the Company's results of operations from quarter to quarter.

The Company's Scitec subsidiary was acquired in the second quarter of fiscal 1994. The acquisition was accounted for as a purchase and, accordingly, its sales are not included in the first quarter of last year. Scitec sales for the third quarter and first nine months of fiscal 1995 were $680,600 and $2,655,600, respectively. Scitec costs and expenses for the third quarter and first nine months of fiscal 1995 were $1,177,000 and $4,147,900, respectively. In the third quarter of fiscal 1994, Scitec had sales of $913,300 and costs and expenses of $1,104,700.


RESULTS OF OPERATIONS

The Company's sales for the third quarter and first nine months of fiscal 1995 decreased 28% and 22%, respectively, over the comparable periods in fiscal 1994. This decrease in sales resulted primarily from the reduction of sales related to the now-complete German upgraded vehicle inspection program. The third quarter and first nine months of fiscal 1994 included approximately $2 million and $13 million, respectively, in sales related to the German vehicle inspection program as compared with only minimal sales in the corresponding periods in fiscal 1995. Revenue for the third quarter of fiscal 1995 was also adversely affected by a delay in implementation of the IM 240 program as well as unexpected shipment delays of the MAP 4 product developed by the Company's Scitec subsidiary.

International automotive sales decreased 29% and 61% to $4,009,500 and $9,460,800, respectively, for the third quarter and first nine months of fiscal 1995 over the same periods last year for the reasons, with respect to the German program, stated above.

U.S. automotive sales decreased 40% to $1,768,200 in the third quarter of fiscal year 1995 over the comparable quarter last year mainly due to last year's third quarter one-time shipment of Model MT3500s. Management believes that the sales decrease was also attributable to customer uncertainty with respect to implementation or potential weakening of government-mandated automotive emission inspection programs in different states. However, U.S. automotive sales increased 36% to $9,138,200 for the first nine months of fiscal 1995 over the same period last year due primarily to the increased demand in this year's second quarter for new or enhanced versions of the Company's Model 6000 series automotive exhaust analyzers, as well as, to a lesser extent, the improvements in the U.S. economy and variations in order patterns from automotive customers.

Automotive service sales increased 19% and 29% to $1,105,500 and $2,754,300, respectively, for the third quarter and first nine months of fiscal 1995 over the same periods last year generally due to a larger installed base.

Worldwide medical sales decreased 31% to $2,853,800 in the third quarter of fiscal 1995 over the comparable quarter last year, and increased 1% to $10,720,900 for the first nine months of fiscal 1995 over the same period last year. The Company believes that the quarterly decrease was mainly a result of overstocking by certain customers in the U.S. and Europe in the first quarter of fiscal year 1995, partially offset by increases in shipments to the Far East.

Gross margins for the third quarter and first nine months of fiscal 1995 were 39.5% and 41.4%, respectively, compared to 40.3% and 41.1%, respectively, in the same periods last year. These differences are due mainly to the differences in sales mix between the applicable periods.

Research and development expenses decreased 6% in the third quarter of fiscal 1995 over the same quarter a year ago, but increased 15% in the first nine months over the same period a year ago due primarily to research and development expenses at Scitec. Excluding Scitec, research and development expenses decreased 17% and 9%, respectively, for the third quarter and first nine months of fiscal 1995 compared to the same period a year ago due to decreased overhead cost in fiscal 1995.

Marketing, general and administrative expenses were up 4% and 21%, respectively, for both the third quarter and first nine months of fiscal 1995 compared to the same periods a year ago. This increase primarily related to operations at Scitec. Excluding Scitec, marketing, general and administrative expenses increased 2% for the third quarter and decreased 1% for the first nine months of fiscal 1995 compared to the same periods a year ago.

Interest and other income was down 9% in the third quarter of fiscal 1995 compared to the same period last year due to lower average cash and investment balances, but was up 27% in the first nine months of fiscal 1995 over the same period last year due mostly to higher yields resulting from increased interest rates.

Net income decreased 65% and 52%, respectively, for the third quarter and first nine months of fiscal 1995 over the same periods last year, mainly due to the decrease in sales, as well as the increases in marketing and general and administrative expenses. As a result, earnings per share decreased 64% and 53%, respectively, for these same periods.


FINANCIAL CONDITION

The Company's April 30, 1995 financial position reflected a current ratio of 9.3, working capital of $46.3 million and shareholders' equity of $58.2 million. Cash and cash equivalents and short-term investments decreased 2% to $25,485,200 at April 30, 1995 as compared to $26,023,900 on July 31, 1994.
This decrease resulted primarily from cash used in operations.

The Company's $5 million bank line of credit, which expires June 30, 1995, remained unused through the quarter ended April 30, 1995.

Scitec shareholders are entitled to contingent consideration if and to the extent that revenues from sales of products and services associated with the Scitec business ("Scitec Sales") during calendar years 1994 and 1995 reach specified targets. No contingent consideration was payable for the calendar year ended December 31, 1994. At April 30, 1995, Scitec shareholders are entitled to contingent consideration of up to $5,375,000 (less certain finders' fees) if Scitec Sales reach specified targets in calendar year 1995.

Management believes that the cash and cash equivalents and short-term investments on hand at April 30, 1995, together with the cash flows anticipated from operations and the availability of the bank line, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months.

                                           April 30, 1995          July 31, 1994
                                           --------------          -------------
                                            (unaudited)
Current ratio (:1)                                   9.3                    16.1
Working capital                              $46,256,700             $42,263,500
Shareholders' equity                         $58,221,400             $54,775,200
Cash and cash equivalents
   and short-term investments                $25,485,200             $26,023,900

Investments at April 30, 1995, include approximately $1 million due from Orange County, California (Orange County), a general obligation note. Prior to December 6, 1994, Orange County was rated AA/Aa by Moody's and Standard & Poors. On December 6, 1994, Orange County filed for protection under Chapter 9 of the Federal Bankruptcy Code as a result of losses incurred on certain financial derivative instruments. Due to the preliminary stages of Orange County's financial reorganization, it is not presently determinable whether losses will be incurred with respect to this investment. Because of the adequacy of the Company's working capital and cash and short-term investments at April 30, 1995, the ultimate outcome of the uncertainty with respect to realization of interest earned from this investment and the full realization of the carrying amount of this investment is not expected to adversely affect the Company's ongoing operations.

PART II

OTHER INFORMATION


ITEM 6:          Exhibits and Reports on Form 8-K

                 (c)  Financial Data Schedule.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:   June 14, 1995



                                                      ANDROS INCORPORATED
                                                          (Registrant)





                                                       WILLIAM W. WEISS
                                               --------------------------------
                                                       William W. Weiss
                                                Acting Chief Financial Officer
                                                        and Controller

                                EXHIBIT INDEX


Exhibit
   No.
- - -------

   27       FINANCIAL DATA SCHEDULE