Form 10-K
period 1995-07-30
ANDROS INC
filed 1995-10-30
CIK 352425

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

    /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                     FOR THE FISCAL YEAR ENDED JULY 30, 1995

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
            For the transition period from _____________ to _____________.

Commission File Number 0-11062

                               ANDROS INCORPORATED
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      94-1674541
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

               2332 FOURTH STREET, BERKELEY, CALIFORNIA 94710-2402
                    (Address of principal executive offices)
               Registrant's telephone number, including area code:
                                 (510) 849-5700

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            YES  X   NO
                                ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          The aggregate market value of voting stock held by non-affiliates of the Registrant on SEPTEMBER 29, 1995 was $81,588,567 (based upon the closing sales price of such stock reported on the Nasdaq National Market for such date).*

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

      AT SEPTEMBER 29, 1995 REGISTRANT HAD 4,596,539 SHARES OF COMMON STOCK OUTSTANDING.

          Documents incorporated by reference:  NONE

          * Excludes 853,319 shares outstanding at September 29, 1995 held by directors, officers and holders of more than 5% of the Registrant's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is enrolled by or under common control with the Registrant.

                                PART I

ITEM 1    BUSINESS

GENERAL

          Andros Incorporated ("Andros" or the "Company") is a supplier of instrumentation and a leading worldwide designer and supplier to Original Equipment Manufacturers ("OEMs") of non- dispersive infrared ("NDIR") gas analyzers. The largest current market for the Company's products consists of manufacturers of automotive diagnostic equipment used in engine tune-ups and government- mandated emissions inspections. These devices measure concentrations of carbon dioxide, carbon monoxide and hydrocarbons. Another market for Andros' products consists of manufacturers of medical respiratory monitoring equipment. Andros' medical products measure gases in human breath, including carbon dioxide, halogenated hydrocarbon gases ("anesthetic agents") and nitrous oxide. In December 1993, the Company expanded its product line through the acquisition of Scitec Corporation ("Scitec"), a Delaware corporation, which designs, manufactures and sells spectrum analysis instruments that analyze selected elements in material in its natural location and condition using x-ray fluorescence ("XRF") technology. These products are sold to end users principally for detection of lead in paint.

          The industry in which the Company competes, as well as the markets that it serves, may be characterized by cyclical market patterns as a consequence of, among other things, business cycles, regulatory changes or general economic conditions affecting the timing of orders from major customers. Substantial variations in the operations of the Company's customers or in the demand for their products has in the past and may in the future cause substantial variations in sales and profitability from quarter to quarter. In addition, demand for the Company's automotive and spectrum analysis instrumentation may be substantially affected by the enactment, timing, extent and severity of state, federal and foreign laws governing inspection of automotive emissions and levels of lead contaminants. The Company has experienced fluctuations in sales of such products as well as demand for particular product enhancements as a result of actual or perceived changes in regulatory requirements. Legislation or regulations resulting in stricter enforcement of, or more stringent specifications for, testing of automotive emissions has resulted in periodic increases in sales and the development of enhanced new products. Conversely, decreases in sales have resulted, and may result in the future, from actual or perceived delays in or weakening of enforcement standards. The Company expects such fluctuations to continue in the future. In particular, during fiscal 1995, a weakening of regulatory requirements with respect to automotive emissions standards in a number of states resulted in a significant decline in the rate of growth of U.S. sales of automotive gas analyzer products.

HISTORY AND STRATEGY

          Andros was formed in 1968 to design and develop scientific instruments under contract to United States government agencies, and has concentrated on the development of instruments utilizing NDIR gas analyzer technology. In 1976, the Company adopted a strategy of commercializing its NDIR gas analyzer technology by producing products for and selling to instrumentation manufacturers on an OEM basis. The Company initially concentrated its efforts on the design, manufacture and sale of NDIR gas analyzers used in equipment for diagnostic engine tune-ups to improve the fuel efficiency of motor vehicles. The adoption by the U.S. government of the 1977 amendments to the Clean Air Act of 1970, and the subsequent enactment of laws by many states and countries which require annual inspection and maintenance of automotive emissions, created additional demand for NDIR gas analyzers for the measurement and analysis of gases in automotive emissions. Several leading manufacturers of automotive test equipment have designed their equipment to incorporate Andros' products.

          In addition, in the last few years, several Western European nations have adopted active programs to improve air quality by requiring more frequent and more stringent automotive emissions testing. The Company currently sells to more than 15 customers located in Europe as well as three domestic manufacturers active in the European market.

          In 1980, Andros began to expand the applications for its NDIR gas analyzer products by developing products for the medical market. Andros' medical gas analyzer products are incorporated into devices for the analysis of the breath of patients undergoing general anesthesia, post-surgical recovery and intensive care.

          Andros' current primary strategy is to expand and diversify its business by increasing worldwide sales for medical monitoring products, by expanding its product lines and markets, through internal development and possible acquisitions, and by increasing foreign sales. For example, in fiscal 1995, the Company increased expenditures for research and development of medical monitoring products by approximately 20% over fiscal 1994. In addition, over the past few years, the Company has increased its expenditures related to sales and marketing activities in Europe.

          In December 1993, Andros acquired Scitec, located in Kennewick, Washington. Founded in 1986, Scitec designs and manufactures portable spectrum analysis instruments that use XRF technology to test materials in place in real time. Scitec's products are typically used in industries such as environmental testing, mining and exploration. The most common current use of Scitec's products is detection of lead in paint. Pursuant to the Scitec acquisition agreement, in addition to the cash consideration of $6,180,000 paid to the Scitec stockholders in 1993, the Scitec stockholders may become entitled to receive contingent consideration of up to $5,750,000 (less certain finders' fees) if and to the extent that revenues from sales of products and services associated with the Scitec business during calendar year 1995 reach specified targets.

          As a result of the Scitec acquisition, the Company's operations have become more complex from a variety of perspectives, including the combined companies' products, markets, technologies, employees and geographic locations. This complexity presents a number of strategic and other challenges. There can be no assurance that the Company will be able to successfully incorporate Scitec's business, continue sales to Scitec's current customer base or expand sales to new customers, develop new products or enhancements based on Scitec's core technology, maintain and strengthen key assets, reduce expenses through streamlining, or otherwise realize any of the other anticipated benefits of the acquisition. Scitec's operations have not been profitable and there can be no assurance that the Company will be able to achieve profitable operations at Scitec.

AUTOMOTIVE GAS ANALYZERS

          The Company is a leading worldwide OEM supplier of NDIR automotive gas analyzers. These products are incorporated into automotive diagnostic equipment sold to garages for exhaust inspections and for engine tune-ups. Andros is a major supplier of NDIR automotive gas analyzers to various affiliates of SPX Corporation including Automotive Diagnostics; Crypton Wellman Ltd. (United Kingdom); Sagem S.A. (France); Snap-on Tools Corporation and its subsidiary, Sun Electric Corporation; Tecnotest S.r.l. (Italy); and others. Demand for Andros' automotive products continues to be driven in large part by the adoption and amendment of automotive emissions laws by various jurisdictions.

          The following is a description of the Company's four principal automotive gas analyzer product lines:

          200 Series. Andros' 200 Series gas analyzer was first introduced in 1977. The 200 Series is a high-performance analyzer which measures concentrations of carbon dioxide, carbon monoxide and hydrocarbon gases. The 200 Series is sold in a three-gas configuration and is incorporated into products used either for government-mandated automobile emission inspection programs or for engine tune-ups to improve fuel efficiency of motor vehicles.

          5000 Series. The Company also sells a lower priced, medium-performance gas analyzer for automotive emissions inspection in non-U.S. programs which are materially less stringent in their instrumentation requirements than those for which the 200 Series is used. Like the 200 Series, the 5000 Series analyzer can measure concentrations of carbon dioxide, carbon monoxide and hydrocarbon gases. The 5000 Series is sold in one- gas, two-gas or three-gas configurations. The 5000 Series meets only a limited number of worldwide performance specifications and is sold primarily in Western Europe.

          6000 Series. Andros' 6000 Series four-gas analyzer meets all current U.S. emission analyzer specifications, including the 1990 California specifications, and the most stringent European standards, the OIML-Class I. The 6000 Series is comprised of digital technology analyzers. In addition, Andros offers a five-gas analyzer which uses chemical sensor technology to measure oxides of nitrogen (NOx).

          7000 Series. The Model 7110 Digital Opacimeter Subsystem, otherwise known as the Smoke Meter, provides the Company's OEM automotive test equipment customers with an opacity measuring analyzer for diesel engines. The Smoke Meter incorporates visible light absorption technology, an addition to the Company's technology base. The Smoke Meter is sold primarily in Western Europe.

          In many jurisdictions, the diagnostic products sold by Andros' OEM customers must be certified by regulatory or quasi-regulatory agencies before they can be used in emission inspection programs. Andros' products must meet certain specifications to enable its customers' devices to achieve certification, although the Andros devices are not themselves certified.

          In addition, demand for the Company's automotive and spectrum analysis instrumentation may be substantially affected by the enactment, timing, extent and severity of state, federal and foreign laws governing inspection of automotive emissions and levels of lead contaminants. The Company has experienced fluctuations in sales of such products as well as demand for particular product enhancements as a result of actual or perceived changes in regulatory requirements. Legislation or regulations resulting in stricter enforcement of, or more stringent specifications for, testing of automotive emissions has resulted in periodic increases in sales and the development of enhanced new products. Conversely, decreases in sales have resulted, and may result in the future, from actual or perceived delays in or weakening of enforcement standards. The Company expects such fluctuations to continue in the future. In particular, during fiscal 1995, a weakening of regulatory requirements with respect to automotive emissions standards in a number of states resulted in a significant decline in the rate of growth of U.S. sales of automotive gas analyzer products.

          Revenue from sales and service of automotive gas analyzers was $26,509,300 in fiscal 1995, $39,768,900 in fiscal 1994 and $30,493,300 in fiscal
1993.

MEDICAL INSTRUMENTATION

          The Company entered the medical products field in 1980 with the introduction of a gas analyzer for the measurement of carbon dioxide and nitrous oxide in human breath for use principally in hospital operating rooms, post-surgical recovery rooms and Intensive Care Units ("ICU"). The Company has developed and now sells various gas analyzers for medical monitoring purposes. Andros is a major supplier of medical gas analyzers to Dragerwerk AG and its affiliate, North American Drager; SpaceLabs Incorporated; Boblingen Medical Division of Hewlett-Packard Company located in Boblingen, Germany; and Datascope Corporation.

          The following is a description of the Company's medical gas analyzer products:

          Capnometers. Capnometers monitor the respiratory functions of patients by measuring the levels of end-tidal carbon dioxide expelled from their lungs. "End-tidal" refers to the air expelled last in the patient's breathing cycle, which comes from an area of the lungs closest to the blood vessels and, therefore, permits a highly accurate measure of pulmonary gas exchange. In 1980, the Company introduced its 400 Series gas analyzer which measures the concentration of carbon dioxide in a patient's breath. This product also measures the concentration of nitrous oxide (an analgesic) which, together with a patented Andros process for automatic compensation for the effect of nitrous oxide on carbon dioxide measurements, permits more accurate carbon dioxide measurements. In fiscal 1994, the Company introduced the Model 4210 On-Airway CO2 Analyzer. This product is designed for breath-by-breath monitoring in a variety of hospital settings outside the operating room, such as ICU, emergency care and during transport.

          Multi-gas Anesthesia Monitor. Andros' Model 4610 Multi-Gas Anesthesia Monitor Analyzer ("4610") permits continuous, simultaneous monitoring of anesthetic agents, carbon dioxide and nitrous oxide on a breath-by-breath basis. Prior to the introduction of the 4610, physicians were able to monitor both the gases and anesthetic agents in a patient's breath through the use of either a single mass spectrometer or a number of separate NDIR gas analyzers. The Company believes that, although mass spectrometers can measure more gases than the 4610, they cannot provide continuous monitoring as cost effectively as the 4610. First, mass spectrometers generally have a much higher cost. Second, if a mass spectrometer is connected to multiple patients to increase its cost effectiveness, it can monitor patients only on an intermittent rather than a continuous basis. Andros' new agent identifying module can be integrated with the 4610 to provide automatic agent identification for sophisticated monitor applications. In fiscal 1994, the Company introduced and shipped prototypes of the 4700 gas analyzer, an integrated system which samples, identifies, measures and reports the concentration of gases administered to and exhaled by the patient during anesthesia.

          4700 Anesthesia Gas Monitoring Sub-Systems. In fiscal 1995, the Company began delivery of its 4700 series of custom OEM anesthesia gas monitoring sub-systems, incorporating measurement and identification of anesthetic agents, carbon dioxide, nitrous oxide, oxygen, patient breath rate, and elapsed time since the last detected breath. In addition to gas concentration analyzers, the 4700 includes complete sample delivery and power modules packaged per OEM customer requirement. The Company believes that the 4700 offers unique value and opportunity to both large and small OEM medical device manufacturers addressing the instrumentation requirement of the operating room. The Company anticipates that the 4700 will play a significant role in its medical instrumentation product line.

          Because the Company's medical instrumentation products are sold on an OEM basis, the Company is not required to obtain approval of the U.S. Food and Drug Administration ("FDA") of its medical devices prior to sale by the Company. However, the products of the Company's customers into which the Company's devices are incorporated are subject to pre-market clearance or other regulation by the FDA and foreign governmental authorities. Delays or other problems with approvals of medical instrumentation of the Company's customers that incorporate the Company's products could have a material adverse effect on the Company's results of operations, particularly if the delay or problem is attributable to a product manufactured by the Company. Following regulatory approval, commercially marketed products, as well as the manufacturer and manufacturing facility, are subject to periodic review and inspections (see "Manufacturing"). In the event of a discovery of previously unknown problems with a product of the Company or a product of its customers containing the Company's devices, then restrictions on the product, the Company or the customer, including recalls (which could require costly redesign or reconfiguration of the Company's product) or even withdrawal of the product from the market could result, any of which could have a material adverse effect on the Company.

          The Company's medical instrumentation products are incorporated into products that are intended to be used on patients who may be physiologically unstable or severely ill, and who may suffer injury or death related to their medical treatment or condition, potentially leading to product liability claims against the Company. While the Company has not experienced a material product liability claim and also maintains product liability insurance, there can be no assurance that it will be able to maintain such insurance or obtain additional insurance on acceptable terms, that insurance will provide adequate coverage against potential liability, or that the Company will not be subject to a claim that could otherwise have a material adverse effect on the Company's financial position or results of operations.

          In recent years, there have been, and the Company expects there will continue to be a number of legislative and regulatory proposals aimed at continuing or reducing the costs of health care by dramatically modifying the healthcare system in the United States. The Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals may have on the businesses of the Company or its medical equipment customers.

          Revenue from sales and service of medical gas analyzer products was $13,359,000 in fiscal 1995, $14,946,100 in fiscal 1994 and $9,230,200 in fiscal
1993.

SPECTRUM ANALYSIS INSTRUMENTATION

          The Company's Scitec subsidiary designs and manufactures portable spectrum analysis instrumentation designed to detect and measure selected elements in a material in its natural location and condition using XRF technology. Scitec's current product line is used principally to detect lead in paint and includes:

         MAP Spectrum Analyzer. Scitec's metal analysis probe ("MAP") spectrum analyzer is an automated system that employs XRF technology to detect and measure the intensity and frequency of x-rays emitted by an irradiated sample. The analyzer produces a graph, or "spectrum", of energy, which indicates the amount of lead present, whether it is located on or below the surface of the paint and whether there are other elements or possible contaminants in the paint. The MAP 3 is a "full spectrum" analyzer, capable of measuring both the K and L emission lines of lead simultaneously in a wide range of field conditions. The basic MAP system includes a control console with 256K of memory, which is connected to a hand scanner by a 10-foot cable, and is calibrated on typical substrates with the U.S. Department of Housing and Urban Development lead-in-paint reference standards. The radiation source is a 40 millicurie Cobalt 57 radio isotope. Included with the console are spectrum display, automatic substrate correction and automatic source decay time correction software programs, as well as a carry pack, rechargeable batteries, operator's manual and shipping case.

         Optional software packages include:

         Advanced Report Manager ("ARM") database software electronically records test locations, field notes, measurement results and processes the information to produce a comprehensive test report.

         AcuTransfer software allows data to be downloaded from the console to a personal computer and checks during data transfer for indications of abnormal field conditions, instrument malfunction or operator misuse.

         Hardware, software and training packages are sold in a total system as the AcuData System.

         Additional memory capacity, additional calibration programs, and a variety of accessories, such as telescoping poles and clamps, are also available.

          Scitec is required to be licensed by the Washington State Department of Health to conduct certain activities related to radioactive materials. That agency conducts periodic reviews to ensure compliance with the safety and other conditions of the license. In addition, instruments manufactured by Scitec containing radioactive materials must be registered with the Washington State Department of Health. Changes in activities or modifications to instruments typically require that an amended license or registration be approved by the applicable regulatory agency. The process for licensing and registration is complex, and there can be no assurance that Scitec's activities and instruments will continue to obtain or maintain appropriate regulatory licenses and registration. In addition, regulations in some states require that instruments be sold or rented only to customers licensed to operate the instruments by the appropriate state agencies. Scitec's practice has been to require that all customers be so licensed. Scitec also conducts training courses for employees and customers.

          The Company's revenue from sales and service of spectrum analysis instruments was $2,885,100 in fiscal 1995 and $3,026,700 in fiscal 1994.

          The Company is subject to various environmental laws and regulations both in the U.S. and abroad. The operations of the Company, like those of other companies in the industries in which the Company competes, involve the use of substances regulated under environmental laws. In particular, products manufactured by the Company's Scitec subsidiary contain various radioactive materials. The risk of accidental overexposure, contamination or injury from the handling by customers, employees and others of these materials or related problems cannot be eliminated completely. While the Company maintains insurance, there can be no assurance that such insurance will provide adequate coverage against potential liability or that the Company will be able to maintain or obtain additional insurance on acceptable terms. In the event of an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company's financial position or results of operations.

SERVICE AND PARTS

          To date, Andros has received a significant proportion of its revenues from upgrading or servicing customers' existing equipment. The Company performs most of its service and repair work in its service facilities located in Berkeley, California. The Company also has a service facility in Belp, Switzerland for customers located in Europe. Service of Scitec products is performed at the Scitec facility located in Kennewick, Washington. Andros' warranties vary among products, but may extend for periods up to three years, while products manufactured by Scitec have warranties for up to five years. Scitec also offers a variety of training courses to all customers as well as in-field technical support, measurement validation and test certification services. Andros derives revenue from the sale of replacement parts as well as from the sale of parts under license to customers to manufacture the Company's products. Service and parts revenues were $6,909,100 in fiscal 1995, $6,584,300 in fiscal 1994 and $3,959,600 in fiscal 1993. Revenues include revenues of Scitec commencing in December 1993.

MARKETING AND CUSTOMERS

          Andros' products are sold primarily on an OEM basis. Scitec products are sold by sales personnel and representatives primarily to end user customers in the environmental testing and mining and exploration markets. Selling activities consist principally of direct sales calls on customers and potential customers by senior management, technical and sales personnel. In addition to its Berkeley, California and Kennewick, Washington locations, the Company has an independent sales agent in Zurich, Switzerland.

          To date, the Company's products have been sold primarily to manufacturers of automotive diagnostic equipment or respiratory monitoring equipment. There are a relatively small number of major manufacturers in these industries, particularly in the automotive diagnostic equipment market, which has recently experienced a consolidation. As a result, a significant portion of the Company's sales are to a small number of customers. In fiscal 1995, the Company's 21 largest customers accounted in the aggregate for more than 81% of sales. In addition, three customers, Sun Electric, various affiliates of SPX Corporation including Automotive Diagnostics, and Dragerwerk AG and its affiliate North American Drager, each accounted for more than 10% of total sales and aggregated 42% of the Company's total sales. Although products of the Company's Scitec subsidiary are sold to a broad range of end user customers in other markets, Andros anticipates that the Company will continue to make a substantial portion of its sales to a limited number of customers and, therefore, the loss of, or cancellation of orders by, any major customer could have a material adverse effect on the Company's results of operations. In addition, the timing of orders by major customers or decisions by one or more major customers to cancel or defer purchases could lead to substantial variability from quarter to quarter.

          In addition to domestic markets, Andros actively markets its products in Western Europe and, to a limited extent, in the Far East. International sales include sales to foreign customers, and sales to domestic customers for equipment produced by them for shipment overseas. Product sales to customers outside of the United States accounted for approximately 56% of the Company's total sales in fiscal 1995. The Company's international sales are denominated in U.S. dollars. Accordingly, decreases in the value of foreign currency relative to the U.S. dollar could make the Company's products less price-competitive. Foreign currency fluctuations have not had a material or significant impact on the Company's results of operations historically since operating expenses denominated in other than U.S. dollars have not been material or significant. However, foreign operating expenses denominated in foreign currencies are expected to increase as the Company's foreign operations grow, and foreign currency fluctuations may, in the future, become more significant as a result. International sales and operations may also be materially adversely affected by changes in governmental regulations, the imposition of governmental controls, export license requirements, restrictions on export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, general economic conditions overseas, and other matters generally affecting foreign operations. For information on the Company's export sales, see Footnote 8 to the Company's consolidated financial statements appearing elsewhere in this Form 10-K.

BACKLOG

          The Company believes that its backlog at any particular time is not an accurate prediction of actual future sales. Andros' contracts with customers indicate the customers' expected volume requirements over the period of the contract, which can cover a year or more, and contain certain pricing schedules and other contract terms. Among those terms are provisions customary in sales to customers permitting partial cancellation and rescheduling of orders without the imposition of substantial penalties. The Company ships its NDIR gas analyzer products to customers based on a 90-day shipping schedule determined through discussions with its customers. As a result, the Company considers only orders for products to be delivered within 90 days in the future to be firm. As of July 30, 1995 and July 31, 1994, the Company held approximately $9 million and $11 million, respectively, of firm orders anticipated to be delivered during the subsequent 90-day period. These amounts do not include any amounts for the Company's Scitec subsidiary, products of which are typically shipped within six weeks of receipt of product orders.

COMPETITION

          The Company competes on the basis of the quality, reliability and price of its products. The market for the Company's products is highly competitive and many of the Company's competitors have greater research and development, marketing, financial and other resources than does the Company. The Company also faces potential competition from its own OEM customers who may decide to manufacture their own proprietary products comparable to those of the Company. By manufacturing defined subsystems rather than attempting to design, manufacture and market complete diagnostic equipment systems for the medical and automotive industries, the Company believes it optimizes the use of its resources to produce reliable cost-effective products and to sell those products in relatively high volumes at prices less than the customers' cost of manufacturing such products themselves. Nevertheless, many of the Company's customers have substantially greater resources than does the Company, and there can be no assurance that any of the Company's customers will not internally develop technologies or manufacture products or accessories to products with the same or similar functionality as those manufactured by the Company. If any major customer elected to manufacture such products internally, it could have a material adverse effect on the Company's results of operations.

          The Company's major competitors in the automotive gas analyzer business are Sensors, Inc., Horiba and Siemens AG (Germany). In the medical gas analyzer business, the Company's major competitors are Datex, a subsidiary of Instrumentarium (Finland), and Sensors, Inc. In the spectrum analysis instrumentation business, the Company's major competitors are Princeton Gamma Tech, Worrington, Niton, RMD and TN-Spectrace.

PATENTS AND LICENSES

          Andros owns several patents covering certain aspects of its products and production processes and has filed applications for additional patents. The Company aggressively enforces its patents and has settled infringement claims by entering into license arrangements pursuant to which Andros receives license fees and royalties. The Company believes that its patents are of value and those for which it has applied would be of additional value, but that other factors are of equal or greater competitive importance.

          There can be no assurance that patents will issue from any present or future applications or, if patents issue, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that the patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company.

          The fields of NDIR gas analyzer instrumentation and XRF technology are covered by many issued patents and patent applications. Patent applications in the United States remain confidential until a patent is issued and, therefore, the Company's products could infringe patents to be issued in the future. If the Company's products are determined to use technology, processes or other subject matter that is claimed under other existing U.S. or foreign patents, or if other companies obtain patents claiming subject matter utilized by the Company, such companies may bring infringement actions against the Company. Because many holders of patents in these fields have substantially greater resources than the Company and because patent litigation is very expensive, the Company may not have the resources necessary to successfully challenge the validity of such patents or withstand claims of infringement in cases where the Company's position has merit. Even if the Company were to be successful in prevailing in such actions, the cost of such litigation could have a material adverse effect on the Company's results of operations. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed or require the Company to cease using such technology. There can be no assurance that the Company will be able to obtain such licenses or that such licenses, if available, can be obtained on commercially reasonable terms.

          The Company also relies on trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary technologies or otherwise gain access to the Company's trade secrets or disclose such technologies, or that the Company can meaningfully protect its trade secrets.

EMPLOYEES

          At July 30, 1995, Andros employed 150 people, 78 of whom were in manufacturing, 24 in marketing, 33 in research, development and engineering, and 15 in general and administrative operations. From time to time, the Company retains consultants as needed for specialized projects. Andros has never had a work stoppage, none of its employees are represented by a labor organization, and the Company believes that its employee relations are very good.

MANUFACTURING

          The Company's manufacturing operations consist of purchasing, assembling and testing the materials and components comprising its products. The principal materials and components used in the production of Andros' gas analyzer products include NDIR source devices, motors, optical band-pass filters, photodetectors, printed circuit boards, and plastic and metal parts, all of which are purchased from independent suppliers. In addition to many of the components identified above, Scitec products require a radioactive source, acquisition and transportation of which is monitored by government authorities and which requires appropriate licensing and compliance with accountability procedures. Although most are standard parts, certain items proprietary to the Company, such as source assemblies, molded plastic parts, filters, printed circuit boards, and photodetectors, are fabricated or assembled by independent vendors using Andros' production tooling or pursuant to proprietary design specifications owned by Andros. Many of the components used in the Company's products are currently purchased from single sources and certain of these are manufactured or assembled according to the Company's specifications and integrated into the Company's products. Although the Company believes that most of the components used in its products are available from alternative suppliers, any unanticipated interruption in the supply of these components or other supplies could require the Company to redesign its products to use alternate suppliers. The Company's reliance on sole source vendors involves several risks in addition to potential shortages of supply, including reduced control over delivery schedules, manufacturing yields, quality and costs. In the event of yield, quality, delivery or supply problems, the Company could be forced to delay shipment of products, which could have a material adverse effect on the Company's results of operations.

          The Company's facilities and documentation procedures for the manufacture of medical products are required to conform to the FDA's Good Manufacturing Practices ("GMP"). Domestic manufacturing facilities are subject to biennial FDA inspections. Failure to maintain GMP status would have a material adverse effect on the Company.

          The Company conducts manufacturing operations for all of its NDIR gas analyzer products in its Berkeley, California, headquarters facility. Its spectrum analysis instruments are manufactured at its Scitec subsidiary in Kennewick, Washington.

RESEARCH AND DEVELOPMENT

          The market for NDIR gas analyzer instrumentation and spectrum analysis instrumentation is characterized by rapid technological change. In the automotive instrumentation market, technological changes are often required as a result of changes in government regulations which can vary among countries. In addition, as the Company's existing products become more mature and its existing markets more saturated, the Company's ability to develop new products and technologies increases in importance. The Company's future success will depend to a large extent on its ability to enhance its current products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and address the evolving needs of its customers.

          The principal focus of the Company's current research and development effort is to develop new products for existing markets as well as enhancements to current products. For example, in the market for automotive diagnostic equipment, the Company is working to develop, among other things, an analyzer that measures additional gases. In the medical monitoring market, the Company is focused on developing products with more functionality. In the spectrum analysis market, the Company continues to develop products based on XRF technology.

          Products under development may be subject to delays due to, among other things, engineering, regulatory or production problems. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements, or that any new products or enhancements introduced would adequately meet the requirements of the marketplace or otherwise achieve market acceptance. If the Company were unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market environments, governmental regulations or customer requirements, there would be a material adverse effect on the Company's results of operations.

          The costs of producing, promoting and servicing new products are generally greater than in the case of more mature products, which may also have higher volumes. Further, as new products are introduced, such new products may render obsolete or otherwise less marketable the Company's then current products that address similar market needs, which could lead to inventory write-offs or otherwise have a material adverse impact on the Company's results of operations.

          The Company spent an estimated amount of $5,100,900 $4,297,300 and $3,528,500 in fiscal years 1995, 1994 and 1993, respectively, for Company-sponsored research and development.

EXECUTIVE OFFICERS OF THE REGISTRANT

          As of July 30, 1995, the executive officers of the Company included:

          Dane Nelson, 43, joined Andros in 1990. He was promoted to President, Chief Executive Officer and a Director of the Company on September 1, 1991. From May 1990 to September 1991, he was Vice President, Operations. Prior to joining Andros, Mr. Nelson served as President, Nelken Supplies Solutions, a retail computer and office supplies company, from March 1989 through May 1990. Mr. Nelson served as Operations Manager of the Supplies Division of Convergent Technologies, a computer manufacturer, from 1988 through March 1989.

          Edward A. McClatchie, Ph.D., 54, joined Andros in 1969. He became Senior Vice President, Sales & Corporate Development, in September 1991. From 1988 to 1991, Dr. McClatchie was Vice President, Corporate Development. Prior to joining the Company, Dr. McClatchie was a Postdoctoral Fellow at the Lawrence Radiation Laboratory in Berkeley, California, and a Science Research Fellow at Queens University, Belfast, Northern Ireland. His doctorate is in Physics.

          William W. Weiss, 50, joined Andros in 1977. He was elected Acting Chief Financial Officer on October 17, 1994. From 1984 to 1994, he was Controller. Mr. Weiss has a B.S. in Business Administration from California State University, Hayward, California.

          Robert L. Turner, 58, joined Andros in 1992. He is the Vice President, Marketing. Prior to joining Andros, Mr. Turner was hired as Vice President, Marketing & Sales at Microsensor Technology, a developer and manufacturer of a proprietary gas analyzer, in 1982. He was elected to the office of President at Microsensor Technology in 1985 and remained so until coming to Andros. Mr. Turner has a BS degree in Electrical Engineering from UC Davis, California.

          Lee R. Carlson, Ph.D., 48, joined Andros in 1990 and is the Vice President, Engineering. Prior to joining Andros, Dr. Carlson was Vice President and Founder of Iris Medical Instruments from 1989 to 1990, and headed up their product development effort on a diode laser endophotocoagulator. Dr. Carlson previously held positions of Director of Research & Development at Coherent Inc. in 1988, and Engineering Manager at Spectra Physics from 1982 to 1988. His doctorate is in Physical Chemistry from UC Berkeley, and he has a BA degree from Purdue University.

          On September 15, 1995, Donald Madsen, 51, became Vice President, Sales. He has been with the Company since March 1986, acting as Vice President over various departments. He was previously with ITT/Qume Corporation for more than 13 years, having hired on there as one of their start-up engineers. He holds an AA degree in Engineering.

          Officers serve at the discretion of the Board of Directors.

ITEM 2    PROPERTIES

          Andros' administrative offices, research and development laboratories and manufacturing operations are located in a building complex of approximately 90,000 square feet in Berkeley, California, leased until August 2005. The Company has lease renewal options for periods extending to 2020. The Company believes that its Berkeley facility will be adequate for its expected operations at least through the end of fiscal 1995.

          The Company also leases a 9,000 square feet facility in Kennewick, Washington to house the Scitec operation, a small sales office in Zurich, Switzerland, and a service depot in Belp, Switzerland.

ITEM 3    LEGAL PROCEEDINGS

          Registrant is not the subject of any material legal proceedings as of the date of filing this report.

ITEM 4    SUBMISSION OF ITEMS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on July 21, 1995. The shareholders elected the Board's nominees for Director by the votes indicated:

          Nominee                       Votes in Favor      Votes Withheld
          -------                       --------------      --------------
          John M. Huneke                   3,667,347            185,323
          Eugene Kleiner                   3,667,547            185,123
          Dane Nelson                      3,667,247            185,423
          Karl H. Schimmer, M.D.           3,819,022             35,648
          Robert C. Wilson                 3,668,996            185,674

                                PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          PRICE RANGE OF COMMON STOCK

          Andros' common stock is traded in the over-the-counter market under the symbol ANDY. The following table sets forth the range of high and low sale prices as reported on the Nasdaq National Market for the quarterly periods indicated:

                                                     ---------------
                                                      High     Low
                                                     ---------------
          Fiscal Year Ended July 30, 1995
              First Quarter                           18 1/4  15 1/4
              Second Quarter                          17 1/2  14 3/4
              Third Quarter                           18      14 3/4
              Fourth Quarter                          18 3/4  15 3/4

          Fiscal Year Ended July 31, 1994
              First Quarter                           17      13
              Second Quarter                          16 3/4  15
              Third Quarter                           21 1/4  15 1/2
              Fourth Quarter                          19 1/2  13 1/2

          These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission.

          The Company has paid no cash dividends since its incorporation and has no present intention of declaring a cash dividend in the near future. As of July 30, 1995, there were 367 stockholders of record.

          The trading price of the Company's common stock may be subject to wide fluctuations in response to variations in quarterly operating results, performance relative to securities analysts' expectations, new product announcements by the Company or its competitors, general trends in the industry and other events or factors outside the Company's control. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices for many high technology companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

ITEM 6    SELECTED FINANCIAL DATA

          The selected financial data set forth below are derived from the consolidated financial statements of the Company and are qualified by reference to such financial statements and the notes thereto.

         FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA *
         (in thousands, except per share amounts)

                                                               Year Ended Last Sunday in July
                                                   ---------------------------------------------------
                                                     1995       1994       1993       1992       1991
                                                   ---------------------------------------------------
          Income Statement Data
              Sales                                $42,753    $57,742    $39,724    $35,001    $22,095
              Income from continuing operations      2,866      8,019      5,872      4,840        258
              Income per share from
                  continuing operations            $  0.59    $  1.67    $  1.25    $  1.19    $   .07
              Common and common
                  equivalent shares                  4,821      4,798      4,699      4,064      3,476
          Balance Sheet Data
              Total assets                         $63,871    $58,098    $50,055    $42,060    $25,122
              Long-term debt                             0          0          0          0          0
              Shareholders' equity                  58,368     54,775     45,810     39,193     20,657

          No cash dividends were declared during any of the periods presented.

          * 1991 adjusted for discontinued operations (the disposition of the Angiotec medical imaging product division)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          PERCENTAGE CHANGE
          COMPARED TO PRIOR YEAR

                                                                 As a Percentage of Sales
                                                                 ------------------------
        1995   1994                                              1995      1994      1993
        ----   ----                                              ------------------------
        (26%)   45%     Sales                                     100%      100%      100%
        (25%)   50%     Cost of sales                              59%       59%       57%
        (28%)   39%     Gross profit                               41%       41%       43%
         19%    22%     Research and development                   12%        7%        9%
         16%    57%     Marketing, general and administrative      24%       15%       14%
         30%    16%     Interest and other income                  (3%)      (2%)      (2%)
        (72%)   33%     Income before income taxes                  8%       21%       22%
        (87%)   26%     Income tax provision                        1%        7%        7%
        (64%)   37%     Net income                                  7%       14%       15%


RESULTS OF OPERATIONS

General

          The industry in which the Company competes, as well as the markets that it serves, may be characterized by cyclical market patterns as a consequence of, among other things, business cycles, regulatory changes or general economic conditions affecting the timing of orders from major customers. Substantial variations in the operations of the Company's customers or in the demand for their products has in the past and may in the future cause substantial variations in sales and profitability from quarter to quarter. In addition, demand for the Company's automotive and spectrum analysis instrumentation may be substantially affected by the enactment, timing, extent and severity of state, federal and foreign laws governing inspection of automotive emissions and levels of lead contaminants. The Company has experienced fluctuations in sales of such products as well as demand for particular product enhancements as a result of actual or perceived changes in regulatory requirements. Legislation or regulations resulting in stricter enforcement of, or more stringent specifications for, testing of automotive emissions has resulted in periodic increases in sales and the development of enhanced new products. Conversely, decreases in sales have resulted, and may result in the future, from actual or perceived delays in or weakening of enforcement standards. The Company expects such fluctuations to continue in the future. In particular, during fiscal 1995, a weakening of regulatory requirements with respect to automotive emissions standards in a number of states resulted in a significant decline in the rate of growth of U.S. sales of automotive gas analyzer products.

         The Company's sales are subject to significant fluctuations from quarter to quarter. Because Andros' products are sold primarily to OEM customers for incorporation into their end user products, the volume and timing of the Company's sales are largely dependent on the volume and timing of sales by the Company's customers. Delays in release of orders or failure to place new orders could have a substantial impact on the Company's results of operations from quarter to quarter.

Fiscal year 1995 compared to fiscal year 1994

         The Company's sales for fiscal 1995 decreased 26% from sales reported for fiscal 1994. This decrease in sales resulted primarily from the reduction of sales related to the now-completed German upgraded vehicle inspection program. Fiscal 1994 included approximately $14 million in sales related to the German vehicle inspection program as compared with minimal sales in fiscal 1995. Revenue for fiscal 1995 was also adversely affected by a delay in implementation of various states' emissions programs, as well as unexpected shipment delays of the MAP 4 product developed by the Company's Scitec subsidiary. Shipments of the MAP 4 are scheduled to begin in the first quarter of fiscal 1996.

         International automotive product sales decreased 53% to $12,732,000 for fiscal 1995 over fiscal 1994 for the reasons stated above with respect to the German program.

         U.S. automotive product sales increased 6% to $10,320,100 for fiscal 1995 over last year due primarily to the increased demand for new or enhanced versions of the Company's Model 6000 Series Automotive Exhaust Analyzers and, to a lesser extent, the improvements in the U.S. economy and variations in order patterns from automotive customers. Automotive service revenues increased 12% to $3,457,200 for fiscal 1995 over fiscal 1994 generally due to a larger installed base.

         Worldwide medical parts and service revenue decreased 11% to $13,359,000 in fiscal 1995 over fiscal 1994. The Company believes that the decrease was mainly a result of a decrease in orders by certain customers in the U.S. and Europe in fiscal 1995, as customer inventories were brought in line with expected revenues, partially offset by sales increases to customers located in the Far East.

         Gross margins were 41% for fiscal 1995, unchanged from fiscal 1994. However, gross margins in the fourth quarter of fiscal 1995 were 37% due to increased material costs and variations in the sales mix.

         Research and development expenses increased by 19% in fiscal 1995 over fiscal 1994 due primarily to research and development expenses for the MAP 4 project at Scitec. Excluding Scitec, research and development expenses decreased 1% compared to fiscal 1994 due to tighter control over expenses in fiscal 1995.

         Marketing, general and administrative expenses were up 16% in fiscal 1995 over fiscal 1994. This increase primarily related to operations at Scitec, including a one-time charge of $850,000 related to consolidation and streamlining of operations. Excluding Scitec, marketing, general and administrative expenses decreased 1% in fiscal 1995 over fiscal 1994.

         Interest and other income increased by 30% to $1,354,900 mainly due to higher interest rates on cash and cash equivalents and short-term investment balances.

         The effective rate for the income tax provision for fiscal 1995 of 15.2% was significantly below the combined federal and state statutory rate, primarily due to tax benefits attributable to the Company's Foreign Sales Corporation, research and development credits, and an adjustment of prior years' taxes.

         Net income decreased 64% over last year to $2,865,500 mainly due to the decrease in sales relative to fixed costs as well as the increases in marketing, general and administrative expenses. As a result, earnings per share decreased 65% for fiscal 1995 over fiscal 1994.

         For information regarding foreign operations and export sales see Part I, Item 1 and Note 8 to the consolidated financial statements.

Fiscal year 1994 compared to fiscal year 1993

      On December 28, 1993, Andros acquired Scitec in a transaction accounted for as a purchase. Accordingly, the Company's financial results include the results of operations of Scitec commencing on the date of acquisition. In the approximately seven months ended July 31, 1994, Scitec's sales were $3,026,700, cost of sales were $1,223,800, research and development expense was $269,000, and marketing, general and administrative expense was $1,325,000. The discussion of fiscal 1994 results of operations compared to fiscal 1993 amounts below excludes Scitec where appropriate.

         Fiscal 1994 sales of $54,715,000 (excluding Scitec) were 38% higher than fiscal 1993 sales. Automotive product sales and service revenues were up 30% to a record $39,768,900 and represented 69% of total sales. International automotive product sales were up 22% to $26,963,000 mainly due to shipments resulting from the German vehicle inspection program. U.S. automotive product sales increased by 68% over fiscal 1993 to $9,726,400 due, in part, to a consolidation in the industry which increased Andros' market share, and also due to shipments of higher value products.

         Andros' worldwide medical product sales and service revenues were up 62% to $14,946,100 in fiscal 1994, representing 26% of total sales. Increases in medical product sales were experienced equally in both U.S. and European markets. Most of the overall increase was related to sales of the Model 4610 Multi-Gas Anesthesia Monitor Analyzer, a product introduced in fiscal 1993 as an enhanced version of an earlier model.

         Automotive and medical parts and service revenue increased 42% to $5,637,700 over fiscal 1993. Substantially all of this revenue relates to international markets and corresponds to the increase in the number of installed units needing maintenance.

         Gross margins in fiscal 1994 decreased to 41% from 43% in fiscal 1993 mainly due to variations in the sales mix, particularly, an increased proportion of sales of international automotive and medical products which generally have lower margins than corresponding U.S. products.

         Research and development expense increased by 22% to $4,297,300 (including Scitec) representing 7% of sales. This increase reflected significant design efforts on new products at Andros as well as increases resulting from the acquisition of Scitec.

         Marketing, general and administrative expense increased 57% over fiscal 1993 to $8,765,800 principally due to inclusion of Scitec expenses, amortization of Scitec goodwill, increased customer service expenses related to increases in sales, and professional fees related to various acquisition activities. These expenses increased as a percentage of sales from 14% to 15% over fiscal 1993 for the reasons discussed above. Excluding Scitec expenses (which were not included in fiscal 1993 amounts), marketing, general and administrative expenses increased 33% over fiscal 1993 amounts and were 14% of sales (exclusive of Scitec sales).

         Interest and other income increased by 16% to $1,040,300 mainly due to interest earned on larger cash and cash equivalents and short-term investment balances.

         The effective rate for the income tax provision for fiscal 1994 of 32.8% was significantly below the combined federal and state statutory rate, primarily due to tax benefits attributable to the Company's Foreign Sales Corporation.

         Net income increased 37% over last year to $8,019,000, representing a 14% return on sales.

Fourth Quarter Fiscal 1995

         Fiscal 1995 fourth quarter sales of $8,023,600 were down 39% from the fourth quarter of fiscal 1994. Fourth quarter net loss was $275,600 in fiscal 1995 compared to net income of $1,456,000 in the fourth quarter of fiscal 1994, reflecting a one-time charge of approximately $850,000 related to consolidation and streamlining of Scitec's operations, Scitec's sales adjustments and final purchase accounting adjustments. Additionally, the delay in implementation of the IM 240 program and shipment delays of Scitec's MAP 4 product both had a negative impact on the Company's sales overall.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term investments were $26,012,300 at July 30, 1995 as compared to $26,023,900 at July 31, 1994.

         During fiscal 1995, net cash flows from operations were approximately $459,000, a decrease of approximately $9.9 million from fiscal 1994 amounts. The principal causes of the decrease were reduced net income of approximately $5.1 million and an increase in inventories of $8 million. These amounts were offset by an increase of $2.6 million in accounts payable, accrued liabilities and accrued payroll liabilities, and a decrease of $1.7 million in accounts receivable. Other sources of cash were a net reduction in short-term investments of approximately $6.2 million and approximately $700,000 from proceeds from issuance of common stock.

         Management has budgeted approximately $1 million for expenditures on plant and equipment for fiscal 1996 compared with approximately $1.2 million spent in fiscal 1995 for plant and equipment. In addition, the Scitec shareholders may become entitled to contingent consideration of up to $5,750,000 (less finders' fees) if and to the extent that revenues from sales or products and services associated with the Scitec business during calendar year 1995 reach specified targets. On May 31, 1994 the Company announced a stock repurchase program authorizing the purchase of up to 500,000 shares of Andros' common stock on the open market. To date, 56,000 shares have been repurchased for a cost of $839,000.

         Management believes that the cash and cash equivalents and short-term investments on hand at July 30, 1995, together with the cash flows anticipated from fiscal 1996 operations, will be sufficient to meet the Company's working capital and capital expenditure needs at least through fiscal 1996. The Company has no present intention of declaring any cash dividends on its common stock and intends to use its available cash for working capital and general corporate purposes and, where management considers such opportunities to be appropriate, for the acquisition of products, businesses or technology complementary to the Company's business, although no specific plans or allocation of funds have been made for such purposes.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated September 11, 1995, appearing on pages 27 to 38 are incorporated herein.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

          Set forth below are the names of the Company's directors, their principal occupations and their ages at July 30, 1995, and certain other information about them.

Name                           Age        Principal Occupation
----                           ---        --------------------
John M. Huneke                 65         Private Investor

Eugene Kleiner                 72         Private Investor

Dane Nelson                    43         President and Chief Executive Officer

Karl H. Schimmer, M.D.         73         Private Investor

Robert C. Wilson               75         Private Consultant and Advisor to the
                                          President

          MR. HUNEKE is a founder of the Company and has been a director of Andros since its inception in 1968. Between 1973 and 1987, he was employed in various capacities by companies comprising the Bechtel Group, including Bechtel Investments and Bechtel National, Inc. Since 1987, he has been a private investor.

          MR. KLEINER has been a director of Andros since 1972 and served as Chairman of the Board from January 1993 until July 1995. He was a founding partner of Kleiner Perkins Caufield & Byers. Since 1987, Mr. Kleiner has been a private investor. Mr. Kleiner is currently a director of Resound Corporation and a trustee of Polytechnic University in New York.

          MR. NELSON, joined Andros in 1990. He was promoted to President, Chief Executive Officer and a Director of the Company on September 1, 1991. From May 1990 to September 1991, he was Vice President, Operations. Prior to joining Andros, Mr. Nelson served as President, Nelken Supplies Solutions, a retail computer and office supplies company, from March 1989 through May 1990. Mr. Nelson served as Operations Manager of the Supplies Division of Convergent Technologies, a computer manufacturer, from 1988 through March 1989.

          DR. SCHIMMER has been a director of Andros since 1975. From 1959 until his retirement in 1981, he was a member of the staff, Department of Anesthesiology, St. Francis Memorial Hospital in San Francisco. Since 1981, he has been a private investor.

          MR. WILSON has been a director of Andros since December 1992, and has served as Chairman of the Board since July 1995. He has also been employed by the Company as an advisor to the President of the Company since November 1992. He is Chairman of Wilson & Chambers Inc., a consulting firm. He is currently also a director of Storage Technology Corporation, Resound Corporation, Syquest Technology, Inc., and Giga-Tronics Incorporated. From 1974 until his retirement in 1980, Mr. Wilson served as Chief Executive Officer of Memorex.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item regarding executive officers of the Registrant is set forth on pages 10-11 of this report and incorporated herein.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 ("1934 Act") requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities & Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

          Each non-employee director of the Company received an annual fee of $9,000 in fiscal 1995, a fee of $1,000 for each of the other 28 meetings of the Board of Directors attended in person (except that Mr. Kleiner, formerly Chairman of the Board, received a fee of $1,500 for each of such meetings), and a fee of $500 for each meeting of the Board of Directors in which such director participated by telephone (including any committee meeting (except that Mr. Kleiner received a fee of $750 for each of such meetings). In fiscal 1995, the total compensation paid to non-employee directors was $113,000.

          Non-employee directors are granted options pursuant to the 1991 Stock Option Plan ("Plan") under the Automatic Grant Program ("Automatic Program"). Under the Automatic Program, each individual who was serving as a non-employee Board member on October 4, 1991, was automatically granted on such date a non-statutory stock option to purchase 25,000 shares of common stock at an exercise price of $8.00 per share, the fair market value of the common stock at date of grant. The Automatic Program also provides for an automatic grant of an option to purchase 25,000 shares of common stock to each individual who becomes a new non-employee Board member after October 4, 1991. Each option granted under the Automatic Program has a ten-year term, becomes exercisable for 15,000 shares upon completion of one year of Board service (measured from the date of grant), and for an additional 5,000 shares upon completion of each of the next two years of Board service thereafter, and has an exercise price equal to 100% of the fair market value per share of the Company's common stock on the date of grant. Options granted under the Automatic Program are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended ("Code"). During fiscal 1995, no options were granted under the Automatic Program.

COMPENSATION OF EXECUTIVE OFFICERS

          SUMMARY OF COMPENSATION

          The following table sets forth, for fiscal years 1995, 1994 and 1993, certain compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at July 30, 1995 ("Named Executive Officers"):

                           Summary Compensation Table

                                                                       Long-Term
                                                                      Compensation
                                       Annual Compensation(1)           Awards(2)
                                       ----------------------         ------------

                                                                        Securities   All Other
          Name and                                                      Underlying   Compensa-
          Principal                 Fiscal   Salary(3)     Bonus        Options(4)   sation(5)
          Position                   Year       ($)         ($)            (#)         ($)
          ---------                 ------   ---------     -----        ----------   ---------
Dane Nelson                          1995    $215,010        --             --       $4,620
   President and                     1994    $221,742        --           30,000     $9,117
   Chief Executive Officer           1993    $172,723        --           35,000       --

Edward A. McClatchie, Ph.D           1995    $175,011        --             --       $4,620
   Senior Vice President,            1994    $181,550        --             --       $4,622
   Sales and Corporate               1993    $167,903     $13,078(6)      20,000     $5,960
   Development

Lee R. Carlson, Ph.D                 1995    $115,003        --             --       $3,822
   Vice President,                   1994    $117,533        --            5,000     $4,125
   Engineering                       1993    $ 98,547        --           30,000     $4,049

Robert L. Turner                     1995    $113,422        --             --       $3,970
   Vice President,                   1994    $115,280        --           10,000     $2,965
   Marketing                         1993    $104,826        --           20,000     $4,854

William W. Weiss                     1995    $ 71,569        --             --         --
   Acting Chief Financial Officer    1994        --          --             --         --
   and Controller                    1993        --          --             --         --

(1) As permitted by rules promulgated by the SEC, with respect to fiscal 1993, 1994 and 1995, no amounts are shown for "perquisites", as such amounts for each Named Executive Officer do not exceed the lesser of 10% of such executive's salary plus bonus or $50,000.

(2) To date, the Company has not granted any awards of restricted stock. The Company does not have any long-term incentive plans.

(3) Includes amounts earned but deferred at the election of the Named Executive Officer pursuant to the Company's Savings and Investment Plan, which is a qualified plan under Section 401(k) of the Code.

(4) To date, the Company has not granted any stock appreciation rights (SARs) under the Plan, although the Company has granted limited stock appreciation rights in tandem with outstanding options held by officers and directors of the Company.

(5) Amounts shown consist of the Company's matching payments under its Savings and Investment Plan

(6) Represents the amount received in payment of unused accrued vacation time calculated at the base salary rate.

      STOCK OPTION GRANTS AND EXERCISES

      The Company grants options to its executive officers under the Discretionary Grant Program of the Plan ("Discretionary Program"). As of September 1, 1995, options to purchase an aggregate of 2,050,000 shares had been granted under the Plan and options to purchase 373,198 shares remained available for grant thereunder. There were no option grants under the Plan in fiscal 1995.

      The terms of options granted to the Named Executive Officers are generally consistent with those of options granted to other employees under the Discretionary Program. Options granted under the Discretionary Program may be either incentive or non-statutory stock options. The exercise price of non-statutory options must be at least 85% of fair market value on the date of grant and the exercise price of incentive stock options must be at least 100%. In the event of certain changes in control of the Company, vesting of outstanding options automatically accelerates, and the options remain exercisable through the option term. In the event of certain other corporate transactions, unless assumed by a successor corporation, vesting of outstanding options will automatically accelerate, and the options will expire if not exercised prior to the consummation of such corporate transaction. Certain limited stock appreciation rights are granted to officers and directors of the Company in tandem with their outstanding options. Any option with such a limited stock appreciation right in effect for at least six months will automatically be canceled upon the occurrence of certain hostile takeovers, and the optionee will in return be entitled to a cash distribution from the Company in an amount equal to the excess of (I) the take-over price of the shares of common stock at the time subject to the canceled option (whether or not the option is otherwise at the time exercisable for such shares, or (ii) the aggregate exercise price payable for such shares. The 1991 Plan contains provisions permitting the Compensation Committee to reprice outstanding options. Options generally vest in equal daily installments over a four-year period.

      During fiscal 1995, no options were granted to executive officers. The following table shows, for fiscal 1995, aggregated option exercises and the fiscal year-end option values by the Named Executive Officers:

                Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                                                                          Number of
                                                                          Securities                          Value of
                                                                          Underlying                         Unexercised
                                                                          Unexercised                        In-the-Money
                                                                          Options at                          Options at
                                                                           FY-End (#)                         FY-End ($)
                             Shares Acquired           Value              Exercisable/                        Exercisable/
   Name                      On Exercise(#)        Realized($)(1)       Unexercisable(2/3)                 Unexercisable(2/4)
   ----                      ---------------       --------------       ------------------                 ------------------
Mr. Nelson                         -                   -                  107,102/42,898                   $688,676/$117,274
Dr. McClatchie                     -                   -                  75,194/15,306                     $543,372/$49,228
Dr. Carlson                        -                   -                  33,108/20,892                     $146,979/$53,141
Mr. Turner                         -                   -                  38,554/21,446                     $152,886/$62,214
Mr. Weiss                          -                   -                   6,131/4,001                       $27,076/$10,843

(1) Represents the fair market value of the Company's common stock on the date of exercise (based on the closing sales price reported on the Nasdaq National Market or the actual sales price if the shares were sold by the optionee) less the exercise price, and does not necessarily imply that the shares were sold by the optionee.

(2) Reflects shares vested and unvested at fiscal year end. Options granted under the Discretionary Program are immediately exercisable, but are subject to the Company's right to repurchase unvested shares on termination of employment.

(3) Includes both "in-the-money" and "out-of-the-money" options. In-the-money options are options with exercise prices below the market price of the Company's common stock at July 30, 1995.

(4) Represents the fair market value of the Company's common stock at July 30, 1995 ($15.875), based on the closing sales price reported on the Nasdaq National Market, less the exercise price.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the ownership of the Company's common stock as of September 1, 1995 by: (i) each director; (ii) each Named Executive Officer, (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its common stock.

                                     Beneficial Ownership(1)
                                    -------------------------
                                      Number of      Percent
      Name of Beneficial Owner      Shares Owned     of Total
      ------------------------      ------------     --------
      S.A.C. Capital Mgmt.(2)          461,300         10.0%
      520 Madison Avenue
      New York,  NY  10022

      Neuberger & Berman(3)            279,800          6.1%
      605 Third Avenue
      New York,  NY  10158

      Dane Nelson(4)                   150,000          3.3%

      John M. Huneke(5)                 35,905           *

      Eugene Kleiner(5)                 85,845          1.9%

      Karl H. Schimmer, M.D.(5)(6)      44,785          1.0%

      Robert C. Wilson(4)               55,000          1.2%

      Lee R. Carlson, Ph.D.(4)(7)       55,800          1.2%

      Edward A. McClatchie, Ph.D.(4)   100,109          2.2%

      Robert L. Turner(4)               61,000          1.3%

      William W. Weiss(4)               10,132           *

      All executive officers and
      directors as a group
      (9 persons)(8)                   598,576         13.0%

                       * Less than 1%.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 4,595,052 shares outstanding on September 1, 1995, adjusted as required by rules promulgated by the SEC.

(2) On October 3, 1995 SAC Capital Management filed a Schedule 13D Amendment stating that they acquired beneficial ownership of an additional 77,400 shares from September 26, 1995 to September 29, 1995, raising the total shares held to 538,700. Of these shares, SAC has shared dispositive power with respect to 340,400 shares, sole voting power with respect to 198,300 shares, and shared voting power with respect to 340,400 shares.

(3) Based on a Schedule 13G filed with the SEC on September 10, 1995, Neuberger & Berman ("N&B") may be deemed to be a beneficial owner of these shares because it shares dispositive power with respect to the securities. The Schedule 13G states that N&B disclaims any economic interest in such securities, that portfolio clients of N&B have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities and that no client has an interest that related to 5% or more of this security. Of the shares set forth above, N&B has shared dispositive power with respect to all 279,800 shares, sole voting power with respect to 236,300 shares and shared voting power with respect to 43,500 shares.

      Partners of N&B own 2,000 shares. Partners own these shares in their own personal securities accounts. N&B disclaims beneficial ownership of these shares because these shares were purchased with each partners' personal funds and each partner has exclusive dispositive and voting power over the shares held in their respective accounts.

(4) Includes shares subject to outstanding stock options that will be exercisable on October 30, 1995, subject to the Company's right to repurchase all or a portion of the unvested shares, as follows: Dane Nelson, 150,000 shares; Robert C. Wilson, 50,000 shares; Lee R. Carlson, Ph.D., 54,000 shares; William W. Weiss, 10,132 shares; Edward A. McClatchie, Ph.D., 90,500 shares; Robert L. Turner, 60,000 shares; and all employee directors and executive officers as a group (9 persons), 414,632 shares.

(5) Includes shares that certain non-employee directors of the Company have the right to acquire by October 30, 1995 pursuant to outstanding options and warrants, as follows: John M. Huneke, 30,000 shares; Eugene Kleiner, 30,000 shares; Karl H. Schimmer, M.D., 25,000 shares.

(6) Does not include 13,275 shares beneficially owned by the Anesthesiologist Medical Group of San Francisco Inc. Profit Sharing and Pension Trust, of which Dr. Schimmer is a beneficiary but does not have or share investment or voting control.

(7) Does not include 600 shares held by Dr. Carlson's son, with respect to which Dr. Carlson disclaims beneficial ownership.

(8)   Includes shares described in the notes above, where applicable.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company has entered into indemnity agreements with certain officers and directors that provide, among other things, that the Company will indemnify such officers or directors, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's By-Laws.

          In December 1993, Scitec entered into a three-year employment agreement with Lawrence T. Lynott providing for an annual base salary of $100,000, subject to increase in accordance with the policies of the Company. On June 7, 1995, Mr. Lynott's employment with Scitec was terminated and on September 19, 1995, pursuant to the terms of the contract, Mr. Lynott was paid a lump sum severance of $155,890.26 and vesting on options on 13,655 shares of the Company's common stock was accelerated.

ITEM 14      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                                                                 PAGE
           (a) 1. Financial Statements

                  REPORT OF INDEPENDENT ACCOUNTANTS                                 27

                  JULY 30, 1995 AND JULY 31, 1994

                     Consolidated Balance Sheet                                     28

                  YEARS ENDED JULY 30, 1995, JULY 31, 1994 AND JULY 26, 1993

                     Consolidated Statement of Operations                           29
                     Consolidated Statement of Changes in Shareholders' Equity      30
                     Consolidated Statement of Cash Flows                           31
                     Notes to Consolidated Financial Statements                  32-38

               2. Financial Statement Schedules

                  YEARS ENDED JULY 30, 1995, JULY 31, 1994 AND JULY 26, 1993

                     Schedule I    Short-term Investments                           39

                     All other schedules are omitted because they are
                  inapplicable, not required under the instruction, or the information is included in the financial statements or notes thereto.

           (b)  Reports on Form 8-K filed during fourth fiscal quarter.

                No reports on Form 8-K were filed by the Company during the quarter ended July 30, 1995.

           (c)  Exhibits

                3.1 Certificate of Incorporation, as amended (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended July 31, 1994).

                3.2    Bylaws as amended.

                10.1 Lease dated as of August 20, 1990 between the Company and Berkeley Properties, Inc. relating to premises located at 2332 Fourth Street, Berkeley, California (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1990, Exhibit 10.1).

                10.2 Lease dated as of August 20, 1990 between the Company and Fourth and Bancroft Property Account relating to premises located at 2310 and 2314 Fourth Street, Berkeley, California (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1990, Exhibit 10.2).

                *10.3 Stock Option Plan of Andros Incorporated (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1987, Exhibit 10.7).

                *10.4 Stock Option Plan for Directors (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1987, Exhibit 10.8).

                *10.5 Employee Stock Purchase Plan (filed as Exhibit 4 to Andros Incorporated's Registration Statement on Form S-8 (File No. 2-75884) filed on January 30, 1982, as supplemented by an Appendix dated as of March 11, 1987 and incorporated herein by reference).

                *10.9  1989 Stock Option Plan (incorporated by reference to
                       Exhibit 28.2 to the Registrant's Registration Statement on Form S-8 [File No. 33- 329888] filed on January 16,
                       1990).


                10.11 Purchase Agreement dated August 7, 1990 between the Company and Bear Automotive Service Equipment (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 28, 1991, as amended, Exhibit 10.11).

                10.12 Purchase Agreement dated March 2, 1992 between the Company and OTC Division (a company of SPX Corporation) (with certain confidential information deleted as appropriate) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1992, as amended, Exhibit 10.12).

               *10.13 1991 Stock Option Plan of Andros Incorporated, as amended (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended July 31,
                       1994).

                10.16 Purchase Agreement dated July 21, 1992 between the Company and Sun Electric Corporation (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1992).

                10.17 Purchase Agreement dated August 1, 1992 between the Company and Grundig AG (incorporated by reference to Registrant's Annual Report on Form 10- K for the fiscal year ended July 26, 1992).

                10.18 Agreement and Plan of Reorganization between the Company, AI Acquisition Sub, Inc. and Scitec Corporation, dated as of December 17, 1993, with exhibits (incorporated by reference to Registrant's Current Report on Form 8-K filed on January 12, 1995, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed on March 9, 1994).

               *10.19 Employee Agreement between Scitec Corporation and Lawrence T. Lynott, dated as of December 28, 1994 (incorporated by reference to Registrant's Current Report on Form 8-K filed on January 12, 1994, as amended).

                23.1   Consent of Independent Accountants.

                24.1   Power of Attorney (reference is made to the Signature
                       Page).

                27.1   Financial Data Schedule.

         * An asterisk next to the number of an exhibit indicates that the exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     October 27, 1995

                     ANDROS INCORPORATED
                     (Registrant)

                     By              DANE NELSON
                         -------------------------------------
                         Dane Nelson
                         President and Chief Executive Officer

                               POWER OF ATTORNEY

           Know all persons by these presents, that each person whose signature appears below constitutes and appoints Dane Nelson and William W. Weiss and each of them as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name and in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     DANE NELSON                                October 27, 1995
---------------------------------------------------
                     Dane Nelson
(President and Chief Executive Officer and Director)

                  WILLIAM W. WEISS                              October 27, 1995
---------------------------------------------------
                  William W. Weiss
  (Acting Chief Financial Officer and Controller)

                   EUGENE KLEINER                               October 27, 1995
---------------------------------------------------
               Eugene Kleiner (Director)

                   JOHN M. HUNEKE                               October 27, 1995
---------------------------------------------------
               John M. Huneke (Director)

               KARL H. SCHIMMER, M.D.                           October 27, 1995
---------------------------------------------------
         Karl H. Schimmer, M.D. (Director)

                  ROBERT C. WILSON                              October 27, 1995
---------------------------------------------------
               Robert C. Wilson (Director)

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Andros Incorporated

     In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 23 present fairly, in all material respects, the financial position of Andros Incorporated and its subsidiaries at July 30, 1995 and July 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Francisco, California
September 11, 1995

                         ANDROS INCORPORATED
                      CONSOLIDATED BALANCE SHEET

                                ASSETS

                                                            July 30, 1995      July 31, 1994
                                                            --------------------------------
CURRENT ASSETS
Cash and cash equivalents                                    $ 9,612,000       $ 3,431,700
Short-term investments, available for sale                    16,400,300        22,592,200
Accounts receivable, less allowance for doubtful
    accounts of $540,300 and $142,000                          8,231,800         9,957,500
Inventories (Note 4)                                          16,772,500         8,755,000
Prepaid expenses and other assets                                839,400           335,200
                                                             -----------       -----------
TOTAL CURRENT ASSETS                                          51,856,000        45,071,600

Plant and equipment, net (Note 5)                              5,298,800         5,730,800
Goodwill and patents, less accumulated amortization of
    $1,227,900 and $706,100                                    6,316,900         6,808,700
Other assets                                                     398,800           486,400
                                                             -----------       -----------
TOTAL ASSETS                                                 $63,870,500       $58,097,500
                                                             ===========       ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                     $ 3,725,200       $ 1,889,300
Payroll and employee benefits                                  1,397,200           612,300
Income taxes payable                                                   0           306,500
                                                             -----------       -----------
TOTAL CURRENT LIABILITIES                                      5,122,400         2,808,100

Deferred income taxes (Note 6)                                   379,900           514,200
                                                             -----------       -----------
TOTAL LIABILITIES                                              5,502,300         3,322,300
                                                             -----------       -----------

Commitments (Note 9)

SHAREHOLDERS' EQUITY (NOTE 7)
Common shares, $.01 par value,
    10,000,000 shares authorized;
    outstanding 4,568,400 and 4,534,000                       33,946,700        33,219,200
Retained earnings                                             24,421,500        21,556,000
                                                             -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                    58,368,200        54,775,200
                                                             -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $63,870,500       $58,097,500
                                                             ===========       ===========

See accompanying notes to consolidated financial statements.

                         ANDROS INCORPORATED
                 CONSOLIDATED STATEMENT OF OPERATIONS

                                                                For the Year Ended
                                               -----------------------------------------------------
                                               July 30, 1995       July 31, 1994       July 25, 1993
                                               -----------------------------------------------------
Sales                                           $ 42,753,400        $ 57,741,700        $ 39,723,500
Cost of sales                                     25,427,700          33,790,200          22,547,700
                                                ------------        ------------        ------------

GROSS PROFIT                                      17,325,700          23,951,500          17,175,800
                                                ------------        ------------        ------------

Expenses and other income:
    Research and development                       5,100,900           4,297,300           3,528,500
    Marketing, general and administrative         10,201,800           8,765,800           5,580,700
    Interest and other income                     (1,354,900)         (1,040,300)           (898,000)
                                                ------------        ------------        ------------
                                                  13,947,800          12,022,800           8,211,200
                                                ------------        ------------        ------------
Income before income taxes                         3,377,900          11,928,700           8,964,600
Income tax provision (Note 6)                        512,400           3,909,700           3,092,800
                                                ------------        ------------        ------------
NET INCOME                                      $  2,865,500        $  8,019,000        $  5,871,800
                                                ============        ============        ============

Net income per common and common
    equivalent share (Note 2)                          $0.59               $1.67               $1.25
                                                       =====               =====               =====


See accompanying notes to consolidated financial statements.

                               ANDROS INCORPORATED
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                      Common Shares
                                                  --------------------                    Shareholders'
                                                                             Retained        Notes
                                                  Shares        Amount       Earnings      Receivable         Total
                                                  ------        ------       --------     -------------       -----
 BALANCE AT JULY 26, 1992                       4,383,600    $31,601,200   $ 7,665,200      $(73,800)     $39,192,600
 Net income                                                                  5,871,800                      5,871,800
 Common shares issued, net of costs, upon
   exercise of options and purchases under
   employee stock purchase plan                    77,800        697,100                                      697,100
 Tax benefits realized from exercise of
   non-qualified stock options                                    27,600                                       27,600
 Collection of shareholders' notes receivable                                                 20,900           20,900
                                                ---------    -----------   -----------      --------      -----------

 BALANCE AT JULY 25, 1993                       4,461,400     32,325,900    13,537,000       (52,900)      45,810,000
 Net income                                                                  8,019,000                      8,019,000
 Common shares issued, net of costs, upon
   exercise of options and purchases under
   employee stock purchase plan                   128,600      1,351,200                                    1,351,200
 Repurchases of common stock                      (56,000)      (839,000)                                    (839,000)
 Tax benefits realized from exercise of
   non-qualified stock options                                   403,600                                      403,600
 Collection of shareholders' notes receivable                                                 30,400           30,400
                                                ---------    -----------   -----------      --------      -----------

 BALANCE AT JULY 31, 1994                       4,534,000     33,241,700    21,556,000       (22,500)      54,775,200
 Net income                                                                  2,865,500                      2,865,500
 Common shares issued, net of costs, upon
  exercise of options and purchases under
  employee stock purchase plan                     34,400        631,500                                      631,500
 Tax benefits realized from exercise of
  non-qualified stock options                                     73,500                                       73,500
 Collection of shareholders' notes receivable                                                 22,500           22,500
                                                ---------    -----------   -----------      --------      -----------
 BALANCE AT JULY 30, 1995                       4,568,400    $33,946,700   $24,421,500      $      0      $58,368,200
                                                =========    ===========   ===========      ========      ===========


 See accompanying notes to consolidated financial statements.

                               ANDROS INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  For the Year Ended
                                                                   -----------------------------------------------
                                                                   July 30, 1995    July 31, 1994    July 25, 1993
                                                                   -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  2,865,500     $  8,019,000     $  5,871,800
Adjustments to reconcile net income
   to net cash flows from operating activities:
        Deferred income tax provision (benefit)                        (134,300)        (813,200)         168,200
        Depreciation                                                  1,322,800        1,519,000        1,533,500
        Amortization, including goodwill and
           software development costs                                   853,500        1,483,500        1,284,300
        Changes in assets and liabilities, net of amounts
           acquired:
              Accounts receivable                                     1,725,700        2,406,000       (3,150,600)
              Inventories                                            (8,017,500)        (665,600)      (2,554,500)
              Prepaid expenses                                         (504,200)         (44,600)         (12,200)
              Other assets                                               32,600         (269,000)          68,900
              Accounts payable and accrued liabilities                1,835,900       (1,074,600)         746,200
              Income taxes payable (refundable)                        (306,500)        (224,000)       1,070,900
              Payroll and employee benefits                             784,900           18,000           92,500
              Deferred revenue                                                0                0         (159,500)
                                                                   ------------     ------------     ------------
           NET CASH FLOWS FROM OPERATING ACTIVITIES                     458,400       10,354,500        4,959,500
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                 (36,411,500)     (35,455,600)     (43,008,400)
Proceeds from maturities of short-term investments                   42,603,400       32,653,200       39,495,800
Payment for purchase of Scitec Corporation, net
   of cash acquired                                                           0       (6,977,000)               0
Capital expenditures                                                 (1,167,600)        (584,300)        (314,000)
Additions to patents                                                    (29,900)         (56,900)         (68,700)
                                                                   ------------     ------------     ------------
           NET CASH FLOWS FROM INVESTING ACTIVITIES                   4,994,400      (10,420,600)      (3,895,300)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                             705,000        1,754,800          724,700
Repurchases of common stock                                                   0         (839,000)               0
Collection of shareholders' notes receivable                             22,500           30,400           20,900
                                                                   ------------     ------------     ------------
           NET CASH FLOWS FROM FINANCING ACTIVITIES                     727,500          946,200          745,600
                                                                   ------------     ------------     ------------

Net change in cash and cash equivalents                               6,180,300          880,100        1,809,800
Cash and cash equivalents at beginning of year                        3,431,700        2,551,600          741,800
                                                                   ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  9,612,000     $  3,431,700     $  2,551,600
                                                                   ------------     ------------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Income taxes paid                                       $  1,852,100     $  4,946,900     $  1,840,700
           Interest paid                                           $      1,500     $      7,700     $        500

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
In December 1993, the Company purchased all of the capital
  stock of Scitec Corporation for $7,000,000. In conjunction with the acquisition, liabilities were assumed as follows:
         Fair value of assets acquired                              $ 8,171,300
         Cash paid for the capital stock                             (7,000,000)
                                                                    -----------
         Liabilities assumed                                        $ 1,171,300
                                                                    ===========


See accompanying notes to consolidated financial statements.

                               ANDROS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS

         Andros Incorporated ("Andros") and its subsidiaries ("Company") designs, manufactures, sells and services measurement analysis and diagnostic instruments on a worldwide basis.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

         The Company operates on a 52-53 week fiscal year ending the last Sunday in July. Fiscal 1995, 1994 and 1993 each comprised 52 weeks.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts and operating results of Andros Incorporated and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

INDUSTRY SEGMENT

         The Company operates in a single industry segment - the design, manufacture and service of measurement, analysis and diagnostic instruments. Its product lines include analyzers for automotive and medical applications sold through Original Equipment Manufacturers, and portable spectrum analysis instrumentation sold to end users. The Company's products are sold primarily in domestic and European markets.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Effective August 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 ("FAS 115") "Accounting for Certain Investments in Debt and Equity Securities". Adoption of FAS 115 had no material effect on the Company's financial position or results of operations. In accordance with the provisions of FAS 115, the Company classifies its investments, and accounts for changes in fair value, as follows:

         - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

         - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

         - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

         Investments at July 30, 1995 and July 31, 1994 consist principally of United States treasury notes and municipal obligations (principally various State of California and various California county and agency obligations). These investments are classified as available-for-sale securities and are stated at cost which approximates fair value. Certain investments with maturities beyond one year of the balance sheet date are classified as current assets since management intends to redeem such investments prior to maturity.

INVENTORIES

         Inventories are valued at the lower of cost (standard cost which approximates first-in, first-out) or market.

PLANT AND EQUIPMENT

         Depreciation is computed using the straight-line method and the estimated useful lives of the related assets which generally range from two to ten years. The Company's building lease renewal options extend to August 2020, and amortization of related leasehold improvements is based on the expectation that renewal options will be exercised. The Company considers the estimated useful life of the leasehold improvements when evaluating the period over which the cost of leasehold improvements are amortized. Maintenance and repairs are charged against income as incurred and major improvements are capitalized. Parts tooling costs, including software development costs, are capitalized, included in machinery and equipment, and amortized generally on a unit-of-production basis.


GOODWILL

         Goodwill is amortized using the straight-line method over the period of expected benefit which is estimated to be fifteen years.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates its long-lived assets for potential impairment by analyzing the operating results, trends and prospects of its products, including gross cash flows therefrom, as well as comparing them to their competitors. The Company also takes into consideration any other events or circumstances that might indicate potential impairment. Based upon these evaluations, the Company has determined that no impairment of recorded long-lived assets has occurred.

RESEARCH AND DEVELOPMENT

         Research and development expenses are charged against income as incurred.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time the product is shipped. Revenue from extended warranty contracts is recognized over the terms of the contracts using the straight-line method.

WARRANTY COSTS

         The Company provides for specific warranty items when they become known and expenses routine warranty repairs as incurred.

INCOME TAXES

         In the first quarter of fiscal 1994, the Company adopted, effective as of July 25, 1993, Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences,

FAS 109 generally considers all expected future events other than enactments of changes in the tax laws or rates. Previously, the Company used the asset and liability approach provided under Statement of Financial Accounting Standards No. 96 that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Adoption of FAS 109 had no effect on the Company's previously recorded deferred tax liability.

EARNINGS PER SHARE

         Earnings per share is computed using the weighted average number of shares outstanding plus common stock equivalents such as stock options, warrants and convertible debt. The number of shares used in the computation of earnings per share for the three years was 4,820,900 in fiscal 1995, 4,797,900 in fiscal 1994, and 4,698,600 in fiscal 1993.


NOTE 3 - ACQUISITION OF SCITEC CORPORATION

         In December 1993, the Company acquired Scitec Corporation for $7,000,000 in cash and assumption of liabilities aggregating $1,171,300. Additionally, the Scitec stockholders may become entitled to receive contingent payments of up to $5,750,000 (less certain finders' fees) if and to the extent that revenues from sales and products and services associated with the Scitec business during calendar year 1995 reach specified targets.

         Scitec designs, manufactures and sells spectrum analysis instruments that analyze selected elements contained in the materials tested. These products are sold to end users principally for the detection of lead in paint. The Consolidated Statement of Operations for fiscal 1994 includes the results of operations of Scitec from the date of acquisition. The transaction was accounted for as a purchase and the excess of the aggregate purchase price of $8,171,300 over the fair value of the assets acquired of Scitec of $1,629,500 was recorded as goodwill ($6,541,800). If this acquisition had occurred as of the beginning of the first quarter of fiscal 1993, the Company estimates that pro forma sales would have been approximately $58,608,300 and $43,808,900 in fiscal 1994 and fiscal 1993, respectively. Pro forma net income would have been approximately $7,869,700, $1.64 per share, in fiscal 1994 and approximately $5,503,600, $1.17 per share, in fiscal 1993. (Such pro forma information is unaudited.)


NOTE 4 - INVENTORIES

         Inventories consist of the following:

                                                                                       -----------------------------
                                                                                       July 30, 1995   July 31, 1994
                                                                                       -----------------------------
         Raw materials                                                                   $14,243,000      $6,055,300
         Work in process                                                                   1,977,800       1,401,700
         Finished goods                                                                      551,700       1,298,000
                                                                                         -----------      ----------
                                                                                         $16,772,500      $8,755,000
                                                                                         ===========      ==========


NOTE 5 - PLANT AND EQUIPMENT

         Investment in plant and equipment, at cost, is summarized as follows:

                                                                                       -----------------------------
                                                                                       July 30, 1995   July 31, 1994
                                                                                       -----------------------------
         Machinery and equipment, including software development costs                   $15,706,600     $14,723,300
         Furniture and office equipment                                                      193,400         193,400
         Leasehold improvements                                                            3,214,200       3,029,900
                                                                                        ------------    ------------
                                                                                          19,114,200      17,946,600
         Less - Accumulated depreciation and amortization                                 13,815,400      12,215,800
                                                                                        ------------    ------------
                                                                                        $  5,298,800    $  5,730,800
                                                                                        ============    ============

         Software development costs are capitalized from the date technological feasibility is established until the product is available for general release. The capitalized costs are amortized beginning when the related products are available for general release and amortization is calculated on a unit-of-production basis. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. At July 30, 1995 and July 31, 1994, capitalized software development costs totaled $258,400 and $535,200, net of related amortization of $2,219,500 and $1,942,700, respectively.


NOTE 6 - INCOME TAXES

         The federal and state income tax provision (benefit) consisted of the following:

                                                                                         Year Ended
                                                                      -----------------------------------------------
                                                                      July 30, 1995    July 31, 1994    July 25, 1993
                                                                      -----------------------------------------------
         Federal
            Current                                                    $    680,100       $4,021,700       $2,326,400
            Deferred                                                        (96,300)        (811,900)         199,500
                                                                       ------------       ----------       ----------
                                                                            583,800        3,209,800        2,525,900
                                                                       ------------       ----------       ----------
         State
            Current                                                         (33,400)         701,200          598,200
            Deferred                                                        (38,000)         ( 1,300)         (31,300)
                                                                       ------------       ----------       ----------
                                                                            (71,400)         699,900          566,900
                                                                       ------------       ----------       ----------
                                                                       $    512,400       $3,909,700       $3,092,800
                                                                       ============       ==========       ==========


         In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("Act"). The Act included certain provisions which affected Andros including, but not limited to, retroactive reinstatement of the research and development tax credit, effective as of the beginning of fiscal year 1993, and increasing the corporate tax rate from 34% to 35% for corporate taxable income in excess of $10 million. The one-time adjustment to recorded deferred income taxes for the increase in the corporate tax rate and the benefit resulting from the retroactive reinstatement of the research and development tax credit was a net benefit of approximately $65,000 which was recorded in the first quarter of fiscal year 1994.

         The deferred income tax liability (asset) is comprised of the following:

                                                                              ---------------------------------
                                                                              July 30, 1995       July 31, 1994
                                                                              ---------------------------------

         Depreciation and amortization                                         $    819,200        $    992,000
         DISC dividend                                                               43,000              88,000
         Other                                                                       39,200              39,100
                                                                               ------------        ------------
             Gross deferred tax liabilities                                         901,400           1,119,100
                                                                               ------------        ------------

         Employee benefits                                                         (109,100)            (72,200)
         State income taxes                                                        (135,200)           (283,700)
         Bad debt expense                                                          (184,100)            (23,300)
         Inventory adjustment                                                       (78,000)           (154,700)
         Acquired loss carryforwards (Scitec)                                      (408,600)           (408,600)
         Other                                                                      (15,100)            (71,000)
                                                                               ------------        ------------
             Gross deferred tax assets                                             (930,100)         (1,013,500)
         Less - valuation allowance                                                 408,600             408,600
                                                                               ------------        ------------
             Gross deferred tax assets, net                                        (521,500)           (604,900)
                                                                               ------------        ------------
                                                                               $    379,900        $    514,200
                                                                               ============        ============

         At July 30, 1995, the Company has available approximately $1,093,000 and $26,000 of net operating loss and tax credit carryforwards, respectively. These carryforwards were acquired in connection with the fiscal 1994 acquisition of Scitec (Note 3). Goodwill will be reduced in the future to the extent these carryforwards are utilized to reduce Scitec's future taxable income. A valuation allowance equal to the tax benefit applicable to these carryforwards has been recorded at July 30, 1995 and July 31, 1994.

         The provision for income taxes differs from the amounts that would be computed by applying the federal statutory rate of 34% for the following reasons:

                                                                                          Year Ended
                                                                      -----------------------------------------------
                                                                      July 30, 1995    July 31, 1994    July 25, 1993
                                                                      -----------------------------------------------

         Computed expected tax provision                                 $1,148,500       $4,056,000       $3,048,000
         State income taxes, net of federal
            income tax benefit                                              (47,100)         488,000          374,200
         FSC benefit                                                       (103,800)        (382,000)        (230,000)
         Research and development credits                                  (443,500)        (161,000)
         Tax exempt interest income                                        (297,600)        (206,000)
         Amortization of goodwill                                           264,700           74,000
         Other                                                               (8,800)          40,700          (99,400)
                                                                         ----------       ----------       ----------
                                                                         $  512,400       $3,909,700       $3,092,800
                                                                         ==========       ==========       ==========


NOTE 7 - SHAREHOLDERS' EQUITY

SHAREHOLDERS' NOTES RECEIVABLE

         The shareholders' notes receivable were notes from employees for the exercise of stock options. These notes bore interest at 9% and were fully repaid in fiscal 1995.

STOCK OPTIONS

         During fiscal 1992, the shareholders approved an amendment and restatement of the Company's three existing stock plans: the 1980 Employee Stock Option Plan ("1980 Employee Plan"), the 1989 Employee Stock Option Plan ("1989 Employee Plan"), and the Company's Stock Option Plan for Directors ("Directors Plan") which consolidated the existing plans into a single stock plan, increased by 250,000 shares the number of shares for which options may be granted and amended various other terms and provisions contained in such plans. Accordingly, all outstanding options under the 1980 and 1989 Employee Plans and Directors Plan have been incorporated into the Option Plan. However, each outstanding option incorporated into the Option Plan will continue to be governed by the terms and conditions of the instrument evidencing such grant, and nothing in the Option Plan will affect the rights and obligations of the holders of such options with respect to their acquisition of shares of Andros' common stock thereunder or their exercise of any outstanding stock appreciation rights thereunder. In December 1992, the shareholders approved an amendment to the option plan increasing the number of shares reserved for issuance thereunder by 300,000 shares. In fiscal 1994, the shareholders approved an additional amendment to the option plan further increasing the number of shares reserved for issuance thereunder by an additional 300,000 shares. At July 30, 1995, 364,453 shares of common stock were available for future grants under the Option Plan.

         Pursuant to the Company's Option Plan, the Compensation Committee of the Board of Directors may grant options to key employees to purchase shares of common stock either as an incentive stock option or as a non-qualified stock option. The exercise price of incentive stock options granted may not be less than 100% of the fair market value of the common stock on the date of grant and the exercise price of non-qualified for options granted may not be less than 85% of the fair value of the common stock on the date of grant. Options granted terminate within ten years after the date of the grant and vest daily over three to five-year periods. The Board of Directors may provide for acceleration of vesting at its discretion. In the event of certain changes in control of the Company, vesting of outstanding options will automatically accelerate. In the event of certain other corporate transactions, unless assumed by a successor corporation, vesting of outstanding options will automatically accelerate, and the options will expire if not exercised prior to the consummation of such corporate transaction. The Plan contains a stock appreciation right feature whereby the Compensation Committee, at its discretion, may settle the whole or any part of an exercisable installment of an option in exchange for the surrender of such installment or partial installment. The settlement offer may be made in shares of common stock, cash or both. The settlement offer shall be equal to the excess of the fair market value of the shares over the option price. The exercise price may be paid in the form of cash or the tender of outstanding shares with a market value equal to the exercise price. In addition, certain limited stock appreciation rights have been granted to officers and directors of the Company in tandem with their outstanding options. Any option with such a limited stock appreciation right in effect for at least six months will automatically be canceled upon the occurrence of certain hostile takeovers, and the optionee will in turn be entitled to a cash distribution from the Company based upon the takeover price and the option price.

         New Board members will automatically be granted a non-qualified stock option to purchase 25,000 shares of common stock. Each automatic grant will be equal to 100% of the fair market value per share of the common stock on the date of grant. Options granted terminate within ten years of the date of grant:
15,000 shares vest after one year of Board service, and 5,000 shares vest upon the completion of each of the next two years of Board service thereafter.

      The following summarizes the activity for the Option Plan:

                               ------------------------------------------------------------------------------------
                                     Fiscal 1995                   Fiscal 1994                  Fiscal 1993
                               ------------------------------------------------------------------------------------
                               Number of    Option Price     Number of    Option Price    Number of   Option Price
                                 Shares       Per Share       Shares       Per Share       Shares       Per Share
                               ------------------------------------------------------------------------------------
      Beginning balance          807,895       $5.50-6.25    781,862      $4.50-16.25      652,297      $4.50-10.84
      Granted                          0                     153,000     $12.96-13.81      212,000     $13.81-16.25
      Exercised                  (32,292)     $5.96-13.81   (126,203)     $4.50-13.81      (74,680)     $4.50-10.84
      Terminated                 (57,140)    $8.125-13.81       (764)     $7.66-8.125       (7,755)      $6.75-8.51
                               ------------------------------------------------------------------------------------

      Ending balance             718,463      $5.50-16.25    807,895      $5.50-16.25      781,862      $4.50-16.25
                               ------------------------------------------------------------------------------------

      Exercisable                537,207                     427,690                       368,923
                               ------------------------------------------------------------------------------------

         The exercise of stock options resulted in an increase in common stock of $353,412, $1,124,700 and $582,200 in fiscal 1995, 1994 and 1993, respectively.

NON-QUALIFIED STOCK OPTIONS

         Tax benefits realized by the Company from the exercise of non-qualified stock options issued under stock option plans that result in ordinary income to the optionee are added to shareholders' equity in the year benefits are realized.

EMPLOYEE PARTICIPATION PLANS

         The Company has a stock purchase plan which permits employees to purchase Andros' common stock at the lower of 85% of fair market value at the date of purchase or 85% of the fair market value at the date of commencement of the offering period. In addition, the Company has a Savings and Investment 401(k) Plan ("Savings Plan") which, until amended in fiscal 1992, provided for matching contributions by the Company, which may be settled through contributions of the Company's common stock to the Savings Plan. The amended Savings Plan calls for cash contributions only. Common stock increased $28,500, $32,000 and $36,300 in fiscal 1995, 1994 and 1993, respectively, as a result of employee stock purchases under these plans.

         At July 30, 1995, the Company has reserved 1,100,340 shares for issuance under the above described stock option and stock purchase plans.

STOCK REPURCHASES

         In May 1994, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 500,000 shares of Andros' common stock on the open market. To date, 56,000 shares have been repurchased for a cost of $839,000. The Company intends to utilize these repurchased shares for issuances of common shares applicable to options exercised under its stock options plans.


NOTE 8 - SALES TO MAJOR CUSTOMERS AND EXPORT SALES

         During fiscal 1995, 42% of the Company's sales were made to three customers that individually accounted for more than 10% of total sales. During fiscal 1994, 25% of the Company's sales were made to two customers that individually accounted for more than 10% of total sales. During fiscal 1993, 55% of the Company's sales were made to four customers that individually accounted for more than 10% of total sales. The Company's export sales for fiscal 1995, 1994 and 1993 amounted to $23,796,000, $36,356,400 and $27,890,300, respectively. The Company maintains a sales office in Zurich, Switzerland and a service depot in Belp, Switzerland. Export sales are transacted in United States dollars.


NOTE 9 - COMMITMENTS

         The Company occupies office and plant facilities worldwide under various lease agreements. The Berkeley facility is leased under an agreement expiring in August 2005 at an annual rental of $242,800. This lease agreement contains renewal options for an additional 15 years. Total rent expense for fiscal years 1995, 1994 and 1993 was $406,200, $398,900 and $346,800,
respectively.


NOTE 10 - CONCENTRATION OF CREDIT RISK

         The Company invests its excess cash primarily in short-term U.S. Treasury securities and corporate obligations. The investments generally mature within one year and are therefore subject to little market risk. The Company has not incurred losses related to these investments.

         Concentrations of credit risk with respect to trade receivables are mitigated due to the small number of large creditworthy customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

                                                                      SCHEDULE I


                               ANDROS INCORPORATED
                             SHORT-TERM INVESTMENTS
                                  JULY 30, 1995


                                                                                                    Amount on
                                                     Principal         Cost of         Accrued       Balance
Name of short-term investment                         Amount            Issue        Interest(2)     Sheet(1)
-----------------------------                        ---------         -------       -----------    ----------
Government & Federal Agency

    FHLB Discount Notes                             $ 1,000,000    $   974,800       $ 14,800      $   989,600
    FHLB Discount Notes                               1,000,000        985,900          3,100          989,000
    FNMA Discount Notes                               1,000,000        989,100          5,000          994,100

State & Local Authority


    Abilene TX Health Fac Savrs                       1,000,000      1,000,000          1,300        1,001,300
    Alameda Co Tran                                   1,000,000      1,005,500         48,800        1,054,300
    Bakersfield CA Hosp Rev (AMBAC)                   1,000,000      1,000,000            700        1,000,700
    Colorado Hlth Fac Savrs                           1,000,000      1,000,000          1,600        1,001,600
    Conn St Hlth & Ed Savrs                           1,000,000      1,000,000            500        1,000,500
    Missouri Health & Educ Savrs - MBIA               1,000,000      1,000,000            700        1,000,700
    No Calif Transmission Savrs MBIA                  1,500,000      1,500,000         16,800        1,516,800
    Rocklin USD Trans                                 1,000,000      1,007,200         46,800        1,054,000
    San Diego Co Wtr Auth CA Stars                    1,000,000      1,000,000          3,600        1,003,600
    U C Regents Savrs (MBIA)                          1,000,000      1,000,000          3,000        1,003,000

Corporate

    Merrill Lynch & Co Coml Paper                     1,000,000        981,900          1,700          983,600
    Nationsbank Florida B/A                           1,000,000        980,300         15,700          996,000
    Republic National Bank NY B/A                     1,000,000        975,600         16,800          992,400
                                                    -----------    -----------       --------      -----------
Totals                                              $16,500,000    $16,400,300       $180,900      $16,581,200
                                                    ===========    ===========       ========      ===========


(1)  Cost plus accrued interest approximates market value.

(2)  Accrued interest is included in accounts receivable.

                                EXHIBIT INDEX
                                                                    Sequentially
Exhibit                                                               Numbered
Number                          Exhibit                                 Page
-------                         -------                             -----------

  3.1 Certificate of Incorporation, as amended (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended July 31, 1994).

  3.2   Bylaws as amended.

 10.1 Lease dated as of August 20, 1990 between the Company and Berkeley Properties, Inc. relating to premises located at 2332 Fourth Street, Berkeley, California (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1990, Exhibit 10.1).

 10.2 Lease dated as of August 20, 1990 between the Company and Fourth and Bancroft Property Account relating to premises located at 2310 and 2314 Fourth Street, Berkeley, California (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1990, Exhibit 10.2).

 *10.3 Stock Option Plan of Andros Incorporated (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1987, Exhibit 10.7).

 *10.4 Stock Option Plan for Directors (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1987, Exhibit 10.8).


 *10.5  Employee Stock Purchase Plan (filed as Exhibit 4 to
        Andros Incorporated's Registration Statement on Form S-8
        (File No. 2-75884) filed on January 30, 1982, as supplemented by an Appendix dated as of March 11, 1987 and incorporated herein by reference).

 *10.9  1989 Stock Option Plan (incorporated by reference to
        Exhibit 28.2 to the Registrant's Registration Statement on Form S-8 [File No. 33- 329888] filed on January 16,
        1990).

 10.11  Purchase Agreement dated August 7, 1990 between the
        Company and Bear Automotive Service Equipment
        (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 28, 1991, as amended, Exhibit 10.11).

 10.12  Purchase Agreement dated March 2, 1992 between the
        Company and OTC Division (a company of SPX Corporation)
        (with certain confidential information deleted as appropriate) (incorporated by reference to Registrant's
        Annual Report on Form 10-K for the fiscal year ended July
        26, 1992, as amended, Exhibit 10.12).

*10.13 1991 Stock Option Plan of Andros Incorporated, as amended (incorporated by reference to Registrant's Annual
        Report on Form 10-K for the year ended July 31, 1994).

 10.16  Purchase Agreement dated July 21, 1992 between the
        Company and Sun Electric Corporation (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1992).

 10.17  Purchase Agreement dated August 1, 1992 between the
        Company and Grundig AG (incorporated by reference to Registrant's Annual Report on Form 10- K for the fiscal year ended July 26, 1992).

 10.18 Agreement and Plan of Reorganization between the Company, AI Acquisition Sub, Inc. and Scitec Corporation, dated as of December 17, 1993, with exhibits (incorporated by reference to Registrant's Current Report on Form 8-K filed on January 12, 1995, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed on March 9, 1994).

*10.19  Employee Agreement between Scitec Corporation and
        Lawrence T. Lynott, dated as of December 28, 1994
        (incorporated by reference to Registrant's Current Report on Form 8-K filed on January 12, 1994, as amended).






 23.1   Consent of Independent Accountants.

 24.1   Power of Attorney (reference is made to the Signature
        Page).

 27.1   Financial Data Schedule.


* An asterisk next to the number of an exhibit indicates that the exhibit is a management contract or compensatory plan or arrangement.