Form 10-Q
period 1995-10-29
ANDROS INC
filed 1995-12-13
CIK 352425

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                OCTOBER 29, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    ------

                         COMMISSION FILE NUMBER 0-11062

                               ANDROS INCORPORATED
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                94-1674541
(State or other jurisdiction of incorporated or organization)    (IRS Employer Identification No.)

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Number of shares of Common Stock, $.01 par value outstanding as of October 29, 1995 was 4,597,300.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                         PAGE
    Condensed Consolidated Balance Sheet
             October 29, 1995                                                                            3
             July 30, 1995                                                                               3

    Condensed Consolidated Income Statement
             Three Months Ended October 29, 1995                                                         4
             Three Months Ended October 30, 1994                                                         4

    Condensed Consolidated Statement of Cash Flows
             Three Months Ended October 29, 1995                                                         5
             Three Months Ended October 30, 1994                                                         5

    Notes to Condensed Consolidated Financial Statements                                                 6

    Management's Discussion and Analysis of Results of
    Operations and Financial Condition                                                                  7-9

PART II  OTHER INFORMATION

    Exhibits and Reports on Form 8-K                                                                    10

    Signatures                                                                                          11

                               ANDROS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         October 29,1995           July 30,1995
                                                                         ---------------          --------------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $   1,044,900           $    9,612,000
   Short-term investments, available-for-sale                                23,567,500               16,400,300
   Accounts receivable, net                                                  10,443,100                8,231,800
   Inventories                                                               16,614,400               16,772,500
   Prepaid expenses                                                           1,006,000                  839,400
                                                                          -------------           --------------
      Total current assets                                                   52,675,900               51,856,000

Plant and equipment, net                                                      5,367,000                5,298,800
Goodwill, other intangibles and other, net                                    6,541,300                6,715,700
                                                                          -------------           --------------
                                                                          $  64,584,200           $   63,870,500
                                                                          =============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $   3,973,200           $    3,725,200
   Accrued liabilities                                                        1,280,200                1,397,200
                                                                          -------------           --------------
Total current liabilities                                                     5,253,400                5,122,400

Deferred income taxes                                                           379,900                  379,900
                                                                          -------------           --------------

      Total liabilities                                                       5,633,300                5,502,300
                                                                          -------------           --------------

Shareholders' equity:
   Common shares - $.01 par value, 10,000,000
     shares authorized; outstanding 4,597,300
     and 4,568,400                                                           34,368,000               33,946,700
   Retained earnings                                                         24,582,900               24,421,500
                                                                          -------------           --------------
      Total shareholders' equity                                             58,950,900               58,368,200
                                                                          -------------           --------------
                                                                          $  64,584,200           $   63,870,500
                                                                          =============           ==============


See accompanying notes to the condensed consolidated financial statements.

                               ANDROS INCORPORATED
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (Unaudited)

                                              Three months ended
                                              ------------------

                                      October 29,1995    October 30, 1994
                                      ---------------    ----------------
Sales                                  $  9,220,700        $ 11,847,200
Cost of sales                             5,983,400           6,711,700
                                       ------------        ------------

Gross profit                              3,237,300           5,135,500
                                       ------------        ------------

Expenses and other income:
  Research and development                1,311,900           1,285,300
  Marketing, general
      and administrative                  1,978,600           2,447,800
  Interest and other income, net           (290,500)           (341,700)
                                       ------------        ------------

                                          3,000,000           3,391,400
                                       ------------        ------------

Income before income taxes                  237,300           1,744,100
Income tax provision                         75,900             558,200
                                       ------------        ------------

Net income                             $    161,400        $  1,185,900
                                       ============        ============

Earnings per share
  of common stock                      $       0.03        $       0.25
                                       ============        ============

Average share and outstanding
  common share equivalents                4,875,700           4,827,600
                                       ============        ============


See accompanying notes to the condensed consolidated financial statements.

                               ANDROS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three months ended
                                                                                 ------------------

                                                                       October 29,1995     October 30, 1994
                                                                       ---------------     ----------------
Cash flows from operating activities:
    Net income                                                           $    161,400        $  1,185,900
    Adjustments to reconcile net income to
       net cash flows from operating activities:
             Depreciation and amortization                                    557,400             661,200
             Changes in assets and liabilities:
                   Accounts receivable, net                                (2,211,300)            422,200
                   Inventories                                                158,100            (226,900)
                   Prepaid expenses                                          (166,600)           (179,800)
                   Accounts payable and accrued liabilities                   131,000             325,100
                   Income taxes payable                                             0             442,800
                                                                         ------------        ------------
                          Net cash flows from operating activities         (1,370,000)          2,630,500
                                                                         ------------        ------------

Cash flows from investing activities:
       Purchases of short-term investments                                (23,734,700)         (6,523,500)
       Proceeds from maturities of short-term investments                  16,567,500           4,231,300
       Capital expenditures                                                  (466,500)           (286,400)
       Change in other assets                                                  15,300              (1,000)
                                                                         ------------        ------------
                         Net cash flows from investing activities          (7,618,400)         (2,579,600)
                                                                         ------------        ------------

Cash flows from financing activities:
       Proceeds from issuance of common stock, net                            421,300              76,600
                                                                         ------------        ------------
Net cash flows from financing activities                                      421,300              76,600
                                                                         ------------        ------------
Net change in cash and cash equivalents                                    (8,567,100)            127,500
Cash and cash equivalents at beginning of period                            9,612,000           3,431,700
                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $  1,044,900        $  3,559,200
                                                                         ============        ============


See accompanying notes to the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended July 30, 1995. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position as of October 29, 1995 and the income and cash flows for the period presented. The Company operates on a 52-53 week fiscal year ending the last Sunday in July. The results of operations for the three months ended October 29, 1995 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2

Inventories:                                                       October 29, 1995         July 30, 1995
                                                                   ----------------         -------------
                                                                      (unaudited)
  Raw material                                                      $   13,483,900         $   14,243,000
  Work in process                                                        2,492,000              1,977,800
  Finished goods                                                           638,500                551,700
                                                                    --------------         --------------
                                                                    $   16,614,400         $   16,772,500
                                                                    ==============         ==============

NOTE 3

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation". Under the new standard, companies will be encouraged, but not required, to adopt a new method of accounting for stock-based compensation awards based on estimated fair value at the date the awards are granted. Companies that continue to follow existing standards, which measure compensation cost as the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock, will be required to disclose in a note to the financial statements the effect on net income had the company recognized expense for stock options based on SFAS 123. The requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995.

The Company plans to implement the provisions of SFAS 123 during its fiscal year ending July 27, 1997, and has not yet determined the method of adoption or its financial statement effect.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

The Company's sales for the first quarter of fiscal 1996 decreased 22% to $9,220,700 from $11,847,200 in the first quarter of fiscal 1995. This decrease in sales resulted primarily from lower sales of gas analyzers for medical monitoring in the U.S., Europe and the Far East offset in part by higher sales of automotive exhaust analyzers in Europe.

International automotive sales increased 167% to $5,721,100 in the first quarter of fiscal 1996 over last year's first quarter mainly due to the increase in sales related to the now-ongoing English MOT program. This year's first quarter included approximately $2 million in sales resulting from that program.

U.S. automotive sales decreased 86% to $409,700 for the first quarter of fiscal 1996 over the same period last year due to delays in implementation of the IM 240 program. Management believes that the sales decrease was attributable to customer uncertainty with respect to implementation or potential weakening of government-mandated automotive emission inspection programs in different states.

Scitec sales decreased 27% to 769,400 for the first quarter of fiscal 1996 over the same period last year due to delay of volume shipments of MAP 4 products. Volume shipments of MAP 4 products should begin during the second quarter of fiscal 1996.

Automotive service sales increased 54% to $1,002,900 for the first three months over the same period a year ago due to the increase in sales of spare parts and oxygen sensors.

Worldwide medical sales and service decreased 74% to $1,317,600 for the first three months of fiscal 1996 as compared to the same period in fiscal 1995. The Company believes the decrease was mainly a result of changes in order patterns of customers in the U.S., Europe and the Far East in fiscal 1995, as they continue to bring their inventories in line with expected revenues.

Gross margin for the first quarter of fiscal 1996 was 35.1% compared to 43.3% for the same period a year ago mainly due to increased material costs and variations in the sales mix.

Research and development expense increased 2% in the first quarter of fiscal 1996 over the same period last year due primarily to significant efforts on new products at Andros.

Marketing, general and administrative expenses were down 19% for the first three months of fiscal 1996 mainly due to tighter control over operating expenses.

Interest and other income was down 15% in the first quarter of fiscal 1996 over the comparable period of the prior fiscal year due mostly to the lower average cash and investment balances.

Net income decreased 86% for the first three months of fiscal 1996 over the same period last year mainly due to the decrease in sales and interest and other income, as well as increases in research and development expenses. As a result, earnings per share decreased 88% for the first three months compared to the same period last year.

FINANCIAL CONDITION

The Company's October 29, 1995 financial position reflected a current ratio of 10:1, working capital of $47.4 million and shareholders' equity of $59 million. Cash and cash equivalents and short-term investments decreased 5% to $24,612,400 at October 29, 1995 as compared to $26,012,300 on July 30, 1995. This decrease resulted primarily from cash used in operations.

Management believes that the cash and cash equivalents and short-term investments on hand at October 29, 1995, together with the cash flows anticipated from the remainder of fiscal 1996 operations will be sufficient to meet the Company's working capital and capital expenditure needs at least through fiscal 1996.

                                                           October 29, 1995                     July 30, 1995
                                                           ----------------                     -------------
                                                              (unaudited)
Current ratio (:1)                                                   10.0                               10.1
Working capital                                               $47,422,500                        $46,733,600
Shareholders' equity                                          $58,950,900                        $58,368,200
Cash and cash equivalents
   and short-term investments                                 $24,612,400                        $26,012,300

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation". Under the new standard, companies will be encouraged, but not required, to adopt a new method of accounting for stock-based compensation awards based on estimated fair value at the date the awards are granted. Companies that continue to follow existing standards, which measure compensation cost as the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock, will be required to disclose in a note to the financial statements the effect on net income had the company recognized expense for stock options based on SFAS 123. The requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995.

The Company plans to implement the provisions of SFAS 123 during its fiscal year ending July 27, 1997, and has not yet determined the method of adoption or its financial statement effect.

PART II

OTHER INFORMATION


ITEM 6:           Exhibits and Reports on Form 8-K

                  None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Dated:   December 11, 1995

                                           ANDROS INCORPORATED
                                               (Registrant)


                                             WILLIAM W. WEISS
                                       ------------------------------
                                             William W. Weiss
                                       Acting Chief Financial Officer
                                              and Controller