Form 10-Q
period 1996-01-28
ANDROS INC
filed 1996-03-13
CIK 352425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                JANUARY 28, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Number of shares of Common Stock, $.01 par value outstanding as of January 28, 1996 was 4,628,100.

                                      INDEX

PART I        FINANCIAL INFORMATION                                                     PAGE

Item 1:       Financial Statements

              Condensed Consolidated Balance Sheet
                      January 28, 1996                                                    3
                      July 30, 1995                                                       3

              Condensed Consolidated Income Statement
                      Quarter and Six Months Ended January 28, 1996                       4
                      Quarter and Six Months Ended January 29, 1995                       4

              Condensed Consolidated Statement of Cash Flows
                      Six Months Ended January 28, 1996                                   5
                      Six Months Ended January 29, 1995                                   5

              Notes to Condensed Consolidated Financial Statements                       6-7

Item 2:       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 8-11

PART II       OTHER INFORMATION

Item 1:       Legal Proceedings                                                          12

Item 6:       Exhibits and Reports on Form 8-K                                           13

              Signatures                                                                 14

PART I

Item 1

                               ANDROS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                      January 28, 1996      July 30,1995
                                                      ----------------      ------------
                                                        (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                            $ 3,532,600          $ 9,612,000
   Short-term investments, available-for-sale            23,680,800           16,400,300
   Accounts receivable, net                              11,959,500            8,231,800
   Inventories                                           15,194,900           16,772,500
   Prepaid expenses                                         343,100              839,400
                                                        -----------          -----------
      Total current assets                               54,710,900           51,856,000

Plant and equipment, net                                  4,992,100            5,298,800
Goodwill, other intangibles and other assets, net         6,386,300            6,715,700
                                                        -----------          -----------
                                                        $66,089,300          $63,870,500
                                                        ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $ 3,952,300          $ 3,725,200
   Accrued liabilities                                    1,037,000            1,397,200
   Income taxes payable                                     693,900                    0
                                                        -----------          -----------
      Total current liabilities                           5,683,200            5,122,400

Deferred income taxes                                       221,800              379,900
                                                        -----------          -----------

      Total liabilities                                   5,905,000            5,502,300
                                                        -----------          -----------

Shareholders' equity:
   Common shares - $.01 par value, 10,000,000
     shares authorized; outstanding 4,628,100
     and 4,568,400                                       34,678,400           33,946,700
   Retained earnings                                     25,505,900           24,421,500
                                                        -----------          -----------
      Total shareholders' equity                         60,184,300           58,368,200
                                                        -----------          -----------
                                                        $66,089,300          $63,870,500
                                                        ===========          ===========



See accompanying notes to the condensed consolidated financial statements.

                               ANDROS INCORPORATED
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                   (Unaudited)


                                                Quarter ended                          Six months ended
                                                -------------                          ----------------
                                         1/28/96              1/29/95             1/28/96            1/29/95
                                         -------              -------             -------            -------

Sales                                  $ 11,630,000        $ 12,465,000        $ 20,850,700        $ 24,312,200
Cost of sales                             7,399,500           7,337,700          13,382,900          14,049,400
                                       ------------        ------------        ------------        ------------

Gross profit                              4,230,500           5,127,300           7,467,800          10,262,800
                                       ------------        ------------        ------------        ------------

Expenses and other income:
  Research and development                1,260,500           1,199,800           2,572,400           2,485,100
  Marketing, general
      and administrative                  1,959,800           2,387,600           3,938,400           4,835,400
  Interest and other income, net           (347,300)           (368,100)           (637,800)           (709,800)
                                       ------------        ------------        ------------        ------------

                                          2,837,000           3,219,300           5,873,000           6,610,700
                                       ------------        ------------        ------------        ------------

Income before income taxes                1,357,500           1,908,000           1,594,800           3,652,100
Income tax provision                        434,500             571,100             510,400           1,129,300
                                       ------------        ------------        ------------        ------------

Net income                             $    923,000        $  1,336,900        $  1,084,400        $  2,522,800
                                       ============        ============        ============        ============

Earnings per share
  of common stock                      $        .19        $        .28        $        .22        $        .52
                                       ============        ============        ============        ============

Weighted average common and
common equivalent shares                  4,824,000           4,800,700           4,849,800           4,814,200
                                       ============        ============        ============        ============





See accompanying notes to the condensed consolidated financial statements.

                               ANDROS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six months ended
                                                                                        ----------------

                                                                            January 28, 1996        January 29, 1995
                                                                            ----------------        ----------------


Cash flows from operating activities:
    Net income                                                                $ 1,084,400             $ 2,522,800
    Adjustments to reconcile net income to
       net cash flows from operating activities:
             Depreciation and amortization                                      1,111,300               1,186,100
             Deferred income taxes                                               (158,100)               (400,000)
             Changes in assets and liabilities:
                  Accounts receivable, net                                     (3,727,700)             (1,010,100)
                   Inventories                                                  1,577,600              (1,750,300)
                   Prepaid expenses                                               496,300                (284,800)
                   Accounts payable and accrued liabilities                      (133,100)                826,600
                   Income taxes payable                                           693,900                (195,000)
                                                                              -----------             -----------
                          Net cash flows from operating activities                944,600                 895,300
                                                                              -----------             -----------

Cash flows from investing activities:
       Change in short-term investments                                        (7,280,500)             (1,866,500)
       Capital expenditures                                                      (487,400)               (630,900)
       Change in goodwill, other intangibles and other assets                      12,200                       0
                                                                              -----------             -----------
                          Net cash flows from investing activities             (7,755,700)             (2,497,400)
                                                                              -----------             -----------

Cash flows from financing activities:
       Proceeds from issuance of common stock, net                                731,700                 147,000
       Repayment of shareholder note receivable                                         0                  22,500
                                                                              -----------             -----------
                         Net cash flows from financing activities                 731,700                 169,500
                                                                              -----------             -----------
Net change in cash and cash equivalents                                        (6,079,400)             (1,432,600)
Cash and cash equivalents at beginning of period                                9,612,000               3,431,700
                                                                              -----------             -----------
Cash and cash equivalents at end of period                                    $ 3,532,600             $ 1,999,100
                                                                              ===========             ===========








See accompanying notes to the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended July 30, 1995. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position as of January 28, 1996 and its income and cash flows for the periods presented. Registrant operates on a 52-53 week fiscal year ending the last Sunday in July. The results of operations for the three and six month periods ended January 28, 1996 and January 29, 1995 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2

                                     January 28, 1996           July 30, 1995
                                     ----------------           -------------
                                       (unaudited)

Inventories:
  Raw material                         $11,757,200               $14,243,000
  Work in process                        2,957,900                 1,977,800
  Finished goods                           479,800                   551,700
                                       -----------               -----------
                                       $15,194,900               $16,772,500
                                       ===========               ===========

NOTE 3

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation". Under the new standard, companies will be encouraged, but not required, to adopt a new method of accounting for stock-based compensation awards based on estimated fair value at the date the awards are granted. Companies that continue to follow existing standards, which measure compensation cost as the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock, will be required to disclose in a note to the financial statements the effect on net income had the company recognized expense for stock options based on SFAS 123. The requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995.

The Company plans to implement the provisions of SFAS 123 during its fiscal year ending July 27, 1997, and has not yet determined the method of adoption or its financial statement effect.

NOTE 4

SUBSEQUENT EVENT

On February 14, 1996, Genstar Capital Partners II, L.P. and Andros entered into a definitive merger agreement pursuant to which Andros' stockholders will receive $18.00 per share in cash for each share of Andros' common stock. The total value of the transaction, which includes the cash-out of substantially all existing stock options, is approximately $87.5 million. Pursuant to the merger agreement, which was approved by Andros' Board of Directors, Genstar Capital commenced a tender offer for all outstanding shares of common stock of Andros on February 21, 1996. Upon completion of the tender offer, the merger agreement provides that shares of Andros not tendered will be acquired in a merger at the same price per share in cash. The merger agreement also provides that Andros will pay Genstar a fee of $3.1 million in certain circumstances.

PART I

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

On February 14, 1996, Genstar Capital Partners II, L.P. and Andros entered into a definitive merger agreement pursuant to which Andros' stockholders will receive $18.00 per share in cash for each share of Andros' common stock. The total value of the transaction, which includes the cash-out of substantially all existing stock options, is approximately $87.5 million. Pursuant to the merger agreement, which was approved by Andros' Board of Directors, Genstar Capital commenced a tender offer for all outstanding shares of common stock of Andros on February 21, 1996. Upon completion of the tender offer, the merger agreement provides that shares of Andros not tendered will be acquired in a merger at the same price per share in cash. The merger agreement also provides that Andros will pay Genstar a fee of $3.1 million in certain circumstances.

RESULTS OF OPERATIONS

The Company's sales for the second quarter and first six months of fiscal 1996 decreased 7% to $11,630,000 and 14% to $20,850,700, respectively, over the comparable periods in fiscal 1995. This decrease in sales resulted primarily from lower sales of automotive gas analyzers in the U.S., offset in part by increased worldwide medical sales, and higher sales of automotive exhaust analyzers in Europe.

U.S. automotive sales decreased 88% and 87% to $554,300 and $964,000, respectively, for the second quarter and first six months of fiscal 1996 over the same periods last year due to delays in implementation of the IM 240 program. Management believes that the sales decrease was also attributable to customer uncertainty with respect to implementation or potential weakening of government-mandated automotive emission inspection programs in different states.

Worldwide medical sales increased 87% to $5,080,600 for the second quarter of fiscal 1996 over the comparable quarter last year. The increase is primarily due to an increase in sales of the Model 4700 Anesthesia Monitoring System. Sales decreased 19% to $6,398,200 for the first six months of fiscal 1996 compared to the same period last year due to changes in order patterns of customers in the U.S., Europe and the Far East as they continue to bring their inventories in line with expected revenues, offset in part by increased sales of the Model 4700 Anesthesia Monitoring System.

International automotive sales increased 28% and 83% to $4,234,300 and $9,955,400, respectively, for the second quarter and first six months of fiscal 1996 over the same periods last year. The increase in sales is mainly related to the now ongoing United Kingdom MOT program.

Scitec sales decreased 8% and 18% to $844,400 and $1,613,800, respectively, for the second quarter and first six months of fiscal 1996 over the same period last year. The second quarter sales decrease is mainly due to a 53% decrease in MAP 3 rental and training revenue partially offset by 16% increase in sales of the MAP product. The decrease in sales for the first six months of fiscal 1996 is primarily due to the delay of volume shipments of the MAP 4 product. The volume shipments of the MAP 4 product began in December 1995.

Automotive service sales decreased 8% to $916,400 for the second quarter due to lower sales of spare parts and services, and increased 16% to $1,919,300 for the first six months of fiscal 1996 over the same periods last year due primarily to increased sales of spare parts in the first quarter of fiscal 1996.

Gross margins for the second quarter and first six months of fiscal 1996 were 36.4% and 35.8%, respectively, compared to 41.1% and 42.2%, respectively, for the same periods a year ago mainly due to increased material costs and variations in the sales mix.

Research and development expenses increased 5% and 4%, respectively, in the second quarter and first six months of fiscal 1996 over the same periods a year ago, due primarily to significant efforts to developing gas related products.

Marketing, general and administrative expenses were down 18% and 19%, respectively, for the second quarter and first six months of fiscal 1996 compared to the same periods a year ago mainly due to tighter control over operating expenses.

Interest and other income was down 6% and 10%, respectively, in the second quarter and first six months of fiscal 1996 compared to the same periods last year due mostly due to the lower average investment balance and lower interest rates.

Net income decreased 31% and 57%, respectively, for the second quarter and first six months of fiscal 1996 over the same periods last year, mainly due to the decreases in sales and interest and other income, as well as the increases in research and development expenses, offset in part by decreases in marketing and general administrative expenses. As a result, earnings per share decreased 32% and 58%, respectively, for these same periods last year.

FINANCIAL CONDITION

The Company's January 28, 1996 balance sheet reflected a current ratio of 9.6:1, working capital of $49 million and shareholders' equity of $60.2 million. Cash and cash equivalents and short-term investments increased 5% to $27,213,400 at January 28, 1996 as compared to $26,012,300 on July 30, 1995. This increase resulted primarily from cash flows from operations.

Management believes that the cash and cash equivalents and short-term investments on hand at January 28, 1996, together with the cash flows anticipated from operations and the availability of a bank line of credit, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months.

Accounts receivable increased 45% mainly due to sales related to the MOT U.K. program. The customers in Europe generally enjoy longer payment terms.

                                               January 28, 1996          July 30, 1995
                                               ----------------          -------------
                                                  (unaudited)

Current ratio (:1)                                        9.6                    10.1
Working capital                                   $49,027,700             $46,733,600
Shareholders' equity                              $60,184,300             $58,368,200
Cash and cash equivalents
   and short-term investments                     $27,213,400             $26,012,300


NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation". Under the new standard, companies will be encouraged, but not required, to adopt a new method of accounting for stock-based compensation awards based on estimated fair value at the date the awards are granted. Companies that continue to follow existing standards, which measure compensation cost as the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock, will be required to disclose in a note to the financial statements the effect on net income had the company recognized expense for stock options based on SFAS 123. The requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995.

The Company plans to implement the provisions of SFAS 123 during its fiscal year ending July 27, 1997, and has not yet determined the method of adoption or its financial statement effect.

PART II

Item 1        Legal Proceedings

On March 4, 1996 the Company was served with a Class Action Complaint in an action entitled IRA FBO Daniel W. Krasner, DLISC as custodian v. Andros Incorporated, et al., Civil Action No. 14872, filed in the Delaware Chancery Court for New Castle County. Named as defendants are the Company and directors Dane Nelson, John M. Huneke, Eugene Kleiner, Dr. Karl H. Schimmer and Robert C. Wilson. Plaintiff, who purports to represent a class consisting of shareholders of the Company, alleges that the defendants have breached fiduciary duties to the Company's shareholders by, inter alia, failing to maximize shareholder value in the sale of the Company and failing to make full disclosure in connection with the announced tender offer. Plaintiff purports to seek a preliminary and permanent injunction preventing the consummation of the transaction and requiring supplemental disclosure, and also seeks unspecified money damages, costs and attorney's fees. No discovery has yet taken place, and no motion for injunctive relief has been filed.

PART II

Item 6        Other information

                  Exhibits and Reports on Form 8-K

                  None.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Dated:   March 12, 1996

                                                ANDROS INCORPORATED
                                                   (Registrant)

                                                /s/  WILLIAM W. WEISS
                                                ---------------------
                                                     William W. Weiss
                                             Acting Chief Financial Officer
                                                      and Controller

                                EXHIBIT INDEX

Exhibit
  No.                 Description
-------               -----------

  27            Financial Data Schedule